Form 10QSB
period 2007-09-30
Oro Volcanico Corp.
filed 2007-11-23
CIK 1413760

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 12(b) or 12(g) of

The Securities Act of 1934

For the Period ended September 30, 2007

Commission File Number 333-146407

ORO VOLCANICO CORP.

(Name of small business issuer in its charter)

Delaware                                                                                                     98-0494816

(State of incorporation)                                                                            (Employer ID Number)

1 Place Ville Marie, Suite 2821

Montreal, Quebec, H3B 4R4

(514) 286-1999

(Address and telephone number of principal executive offices)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

There were 5,116,320 shares of Common Stock outstanding as of November 13, 2007.

ITEM 1. FINANCIAL INFORMATION.

(AN EXPLORATION STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

UNAUDITED

CONTENTS

Condensed Balance Sheet	3

Condensed Statements of Operations and Comprehensive Loss	4-5

Condensed Statements of Stockholders' Equity	6

Condensed Statements of Cash Flows	7

Notes to Condensed Financial Statements	8-12

ORO VOLCANICO CORP.

(AN EXPLORATION STAGE COMPANY)

Condensed Balance Sheet

As of September 30, 2007

Unaudited

ASSETS
Current Assets
Cash	$7,955
Prepaid expense	3,280

Total Current Assets	11,235
Mineral Rights (note 4)	20,714

Total Assets	$31,949

LIABILITIES
Current Liabilities
Accrued liabilities	$5,455
Loans from related parties (note 5)	16,267

Total Current Liabilities	21,722

Total Liabilities	21,722

STOCKHOLDERS' EQUITY
Capital Stock (note 6)
Authorized
10,000,000 preferred shares, par value $0.0001 per share
50,000,000 common shares, par value $0.0001 per share
Issued and outstanding
5,006,320 common shares	512
Additional Paid-in Capital	59,214
Accumulated Other Comprehensive Loss	(1,675)
Deficit Accumulated During the Exploration Stage	(47,824)

Stockholders' Equity	10,227

Total Liabilities and Stockholders' Equity	$31,949

(The accompanying notes are an integral part of these condensed financial statements.)

ORO VOLCANICO CORP.

(AN EXPLORATION STAGE COMPANY)

Condensed Statements of Operations and Comprehensive Loss

For the Three-Months Ended September 30, 2007 and 2006

Unaudited

	Three-Months Ended	Three-Months Ended
	September 30, 2007	September 30, 2006

Revenue	$-	$-

Expenses
Professional fees	11,434	-
Office and general	500	-
Bank fees	111	-
Taxes and dues	-	-
Foreign exchange (gain)	(161)	-

Total Expenses	11,884	-

Net Loss	(11,884)	-
Comprehensive Loss
Foreign currency translation	(1,675)	-

Comprehensive Loss	$(13,559)	$-

Basic and Diluted (Loss) per Share	$(0.00)	$(0.00)

Basic and Diluted Weighted Average
Number of Shares Outstanding
During the Periods (note 6)	5,116,320	4,000,000

(The accompanying notes are an integral part of these condensed financial statements.)

ORO VOLCANICO CORP.

(AN EXPLORATION STAGE COMPANY)

Condensed Statements of Operations and Comprehensive Loss (cont'd)

For the Nine-Months Ended September 30, 2007, and Period from

Date of Inception (May 9, 2006) Through to September 30, 2007 and 2006

Unaudited

			Period from
			Date of Inception
			(May 9, 2006)
	Nine-Months Ended	Period Ended	Through to
	September 30, 2007	September 30, 2006	(September 30, 2007)

Revenue	$-	$-	$-

Expenses
Professional fees	25,597	-	46,477
Office and general	500	-	500
Bank fees	414	-	504
Taxes and dues	291	-	291
Foreign exchange loss	52	-	52

Total Expenses	26,854	-	47,824

Net Loss	(26,854)	-	(47,824)
Comprehensive Loss
Foreign currency translation adjustment	(1,675)	-	(1,675)

Total Comprehensive Loss	$(28,529)	$-	$(49,499)

Basic and Diluted Loss per Share	$(0.00)	$(0.00)

Basic and Diluted Weighted Average
Number of Shares Outstanding
During the Periods (note 6)	5,116,320	4,000,000

(The accompanying notes are an integral part of these condensed financial statements.)

ORO VOLCANICO CORP.

(AN EXPLORATION STAGE COMPANY)

Condensed Statements of Stockholders' Equity

Period from Date of Inception (May 9, 2006) Through to September 30, 2007

Unaudited

					Deficit
				Accumulated	Accumulated
	Number of		Additional	Other	During the
	Common	Capital	Paid-in	Comprehensive	Exploration	Stockholders'
	Shares	Stock	Capital	Loss	Stage	Equity
Balance, May 9, 2006
(date of inception)	-	$-	$-	$-	$-	$-

Common shares issued for cash	4,000,000	400	3,600	-	-	4,000

Balance, September 30, 2006	4,000,000	400	3,600	-	-	4,000

Common shares issued for
mineral rights (note 4)	100,000	10	-	-	-	10

Common shares issued for cash	1,016,320	102	55,614	-	-	55,716

Net (loss) for period	-	-	-	-	(20,970)	(20,970)

Balance - December 31, 2006	5,116,320	512	59,214	-	(20,970)	38,756

Net (loss) for period	-	-	-	-	(26,854)	(26,854)

Foreign currency translation
adjustment	-	-	-	(1,675)	-	(1,675)

Balance, September 30, 2007	5,116,320	$512	$59,214	$(1,675)	$(47,824)	$10,227

(The accompanying notes are an integral part of these condensed financial statements.)

ORO VOLCANICO CORP.

(AN EXPLORATION STAGE COMPANY)

Condensed Statements of Cash Flows

For the Nine-Months Ended September 30, 2007, and Periods from

Date of Inception (May 9, 2006) through to September 30, 2007 and 2006

Unaudited

			Period from
			Date of Inception
			(May 9, 2006)
	Nine-Months Ended	Period Ended	Through to
	September 30, 2007	September 30, 2006	September 30, 2007
Cash Flows from Operating Activities
Net (loss)	$(26,854)	$-	$(47,824)
Adjustments required to reconcile
net loss to net cash used in operating activities:
Prepaid expense	(3,280)	-	(3,280)
Accrued liabilities	(12,607)	-	5,455

Net Cash Used in Operating Activities	(42,741)	-	(45,649)

Cash Flows from Investing Activities
Acquisition of mineral rights	(310)	-	(20,714)

Net Cash Used in Investing Activities	(310)	-	(20,714)

Cash Flows from Financing Activities
Stock issuance for cash	-	4,000	59,726
Loans from related parties	2,999	-	14,592

Net Cash Provided by Financing Activities	2,999	4,000	74,318

Net (Decrease) Increase in Cash	(40,052)	4,000	7,955
Cash - Beginning of Period	48,007	-	-

Cash - End of Period	$7,955	$4,000	$7,955

Supplementary Information
Interest	$-	$-	$-

Income taxes	$-	$-	$-

(The accompanying notes are an integral part of these condensed financial statements.)

ORO VOLCANICO CORP.

(AN EXPLORATION STAGE COMPANY)

Notes to Condensed Financial Statements

September 30, 2007 and 2006

1.	Operations and Business

Oro Volcanico Corp., ("the Company"), incorporated in the State of Delaware on May 9, 2006, is an exploration stage company operating in Canada. The Company's principal business is the acquisition and exploration of mining properties. The Company has not presently determined whether its mineral rights contain mineral reserves that are economically recoverable. The exploration and development of mineral deposits involves significant financial risks. The success of the Company will be influenced by a number of factors, including exploration and extraction risks, regulatory issues, environmental regulations and other matters.

2.	Exploration Activities and Going Concern

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America with the assumption that the Company will be able to realize its assets and liabilities in the normal course of business. The Company has not generated revenues since inception and has not paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependant upon the continued financial support from the shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations from its mineral rights. Management is planning to obtain equity financing to continue operations. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure financing when needed or obtain such on terms satisfactory to the Company, if at all. As of September 30, 2007, the Company had an accumulated deficit during the exploration stage of $47,824 and a comprehensive loss of $28,529 for nine months ended September 30, 2007. These and other factors raise substantial doubt regarding the Company's ability to continue as a going concern.

The exploration program will be oriented towards probing the conductive zones by ground geophysics followed by diamond drilling. The total budget for the exploration program is approximately $26,858. The result of the program will then be evaluated to plan the investigation by drilling.

These unaudited condensed financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

ORO VOLCANICO CORP.

(AN EXPLORATION STAGE COMPANY)

Notes to Condensed Financial Statements

September 30, 2007 and 2006

Unaudited

3.	Summary of Significant Accounting Policies
a)	Basis of Financial Statement Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10 QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for a full year. There have been no significant changes of accounting policies since December 31, 2006. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report for the fiscal year ended December 31, 2006.

b)	Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long term measurement objectives for accounting for financial instruments. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. This statement does not establish requirements for recognizing and measuring dividend income, interest income, or interest expense. This statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FASB Statements No. 157, “Fair Value Measurements”, and No. 107, “Disclosures about Fair Value of Financial Instruments.” This statement is effective as of the beginning of the entity’s first fiscal year that begins after November 15, 2007. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.

In May 2007, the FASB issued a FASB Staff Position on FIN 46(R)-7, "Application of FASB Interpretation No. 46(R) to Investment Companies" ("FSP FIN 46 (R)-7"). FSP FIN 46(R)-7 addresses the application of FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities", by an entity that accounts for its investments in accordance with the specialized accounting guidance in the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide, "Investment Companies" (the “Guide”). The adoption of FSP FIN 46(R)-7 did not have a material impact on the Company's results of operations and financial condition.

ORO VOLCANICO CORP.

(AN EXPLORATION STAGE COMPANY)

Notes to Condensed Financial Statements

September 30, 2007 and 2006

Unaudited

3.	Summary of Significant Accounting Policies (cont'd)
b)	Recent Accounting Pronouncements (cont'd)

In May 2007 the FASB issued FASB Interpretation FIN No. 48-1, “Definition of Settlement in FASB Interpretation 48” (“FIN 48-1”). FIN 48-1 amends FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FIN 48-1 is effective retroactively to January 1, 2007. The adoption of FIN 48-1 did not have a material effect on the Company’s condensed financial statements

In June 2007, the AICPA issued Statement of Position ("SOP") No. 07-1, ''Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies" (“SOP No. 07-1”). SOP No. 07-1 clarifies when an entity may apply the provisions of the Guide. Investment companies that are within the scope of the Guide report investments at fair value; consolidation or use of the equity method for investments is generally not appropriate. SOP No. 07-1 also addresses the retention of specialized investment company accounting by a parent company in consolidation or by an equity method investor. SOP No. 07-1 is effective for fiscal years beginning on or after December 15, 2007 with early adoption encouraged. The Company is currently evaluating the impact, if any of SOP No. 07-1 on the Company’s condensed financial statements.

In September 2007, the FASB published Proposed FASB Staff Position ("FSP") No. APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion.” The proposed FSP applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS No.133. Convertible debt instruments within the scope of the proposed FSP are not addressed by APB 14. Therefore, the liability and equity components of convertible debt instruments within the scope of the proposed FSP shall be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate. This will require an allocation of the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component would be reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method. The proposed FSP is expected to be effective for fiscal years beginning after December 15, 2007 and will require retrospective application. The Company is currently reviewing the effect, if any, if the proposed FSP were to be adopted.

ORO VOLCANICO CORP.

(AN EXPLORATION STAGE COMPANY)

Notes to Condensed Financial Statements

September 30, 2007 and 2006

Unaudited

4.	Mineral Rights

On November 29, 2006, the Company entered into an agreement to acquire an 80% interest in twenty four mineral claims located in Dalet Township in the northwestern part of the province of Quebec, Canada, from a company under common control. The interest was purchased for approximately $17,600 plus issuance of 100,000 common shares by the Company valued at $10.

5.	Loans from Related Parties
Les Services Financiers Francis Mailhot Inc.
- 100% owned by the chief executive officer and
major shareholder of the Company (Loan 1)	$2,411
6541950 Canada Inc. - 50% owned by the chief
executive officer and major shareholder, and 50%
owned by a director and minority shareholder of
the Company (Loan 2)	10,856
Francis Mailhot - Chief executive officer and major
shareholder	3,000

$16,267

The loan from Les Services Financiers Francis Mailhot Inc. is non-interest bearing, unsecured, and due on demand.

The loan from 6541950 Canada Inc. is non-interest bearing, unsecured, and due on demand.

The loan from Francis Mailhot is non-interest bearing, unsecured, and due on demand.

6.	Capital Stock

Issued
5,116,320 common shares	$512

7.	Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109. This standard prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates. The effects of future changes in tax laws or rates are not anticipated.

ORO VOLCANICO CORP.

(AN EXPLORATION STAGE COMPANY)

Notes to Condensed Financial Statements

September 30, 2007 and 2006

Under SFAS No. 109 income taxes are recognized for the following: a) amount of tax payable for the current year, and b) deferred tax liabilities and assets for future tax consequences of events that have been recognized differently in the financial statements than for tax purposes.

The current provision for income taxes has been computed as follows:

Expected income tax recovery at the statutory rate - 32%	$(8,593)
Valuation allowance	8,593

Current provision for income taxes	$-

The Company has tax losses available to be applied against future years' income. Due to the losses incurred in the current period and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carryforward will not be realized through the reduction of future income tax payments, accordingly a 100% valuation allowance has been recorded for the current income taxes and deferred income tax assets.

The Company has deferred income tax assets as follows:

Net operating loss carryforward	$15,304
Valuation allowance for deferred income tax assets	(15,304)

Deferred income tax assets	$-

As of September 30, 2007, the Company had $47,824 of Federal and state net operating loss carryforwards available to offset future taxable income. The Company has the following losses which expire in 20 years from the date the loss was incurred:

Expiry 2026	$20,970
Expiry 2027	26,854

$47,824

ITEM 2. Management's Discussion and Analysis or Plan of Operation

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Over the next twelve months, we intend to explore the Dalet Properties in order to determine if any mineral deposits in commercially viable quantities are present in such properties. Exploration activities at the early exploration stage generally consist of conducting geological exploration work on the properties in order to discover the existence of any mineral deposits. Initially, we will focus on probing the conductive zones by ground geophysics, followed by diamond drilling. The existing database is very good and the activities will be used to locate the drilling targets on the ground. Induced polarization is the preferred method of detection for disseminated and massive metallic mineralization. It has the capability to detect lower grade zones and is not influenced by the physical environment of mineral occurrences. It is also less sensitive to variations in conductivity. If we discover any mineral deposits, we will also undertake additional exploration work in order to determine the economic and legal feasibility of mining any such mineral deposits.

We have sufficient resources to pay for the operating expenses that we expect to incur in connection with our proposed exploration program over the next twelve months. As of September 30, 2007 we had $7,995 in cash. We estimate that we will incur approximately $31,300 in expenses in carrying out our proposed exploration program over the next twelve months. With respect to Dalet I, such expenses will amount to approximately $25,300 and will consist of the following: $6,800 for line cutting over the zone of airborne anomalies; $12,000.00 for geophysical survey – induced polarization; $1,800 in fees payable to consultants; $2,000 in travel expenses and lodging; and $2,500 for contingencies. With respect to Dalet II, such expenses will amount to approximately $6,000 and will consist of the following: $4,000 for location of the grid and flagging of the survey stations; and $2,000 for travel and lodging. To the extent our cash resources are not adequate for the next twelve months of operations, our principal shareholder, Les Services Financiers Francis Mailhot Inc., has committed to arrange for a loan, advance or investment of up to $50,000 by itself or others to fund our operations.

If we discover any mineral deposits, we may need additional funds to undertake additional exploratory work to determine if the development of such mineral deposits is feasible. Because we do not expect to have any cash flow from operations, we will need to raise additional capital to pay for such expenses. We may have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Going Concern Consideration

Our independent auditors included an explanatory paragraph in their report on our financial statements for the year ended December 31, 2006 regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

No new pronouncement issued by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants or the Securities and Exchange Commission is expected to have a material impact on the Company’s financial position or reported results of operations.

ITEM 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management (consisting of 2 persons) conducted an evaluation of our "disclosure controls and procedures" (as defined in the General Rules and Regulations under the Securities Exchange Act of 1934 at Rules 13a-15 and 15d-15). Based on management's evaluation, it was concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Quarterly Report on Form 10-QSB has been made known to management in a timely fashion.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date set forth above.

ITEM 4 - Submission of Matters to a Vote of Security Holders

The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

ITEM 5. Other Information

None.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings: None

ITEM 2. Unregistered Sale of Equity Securities and Use of Proceeds

a.	None
b.	Not Applicable.

c. There were no Company repurchases of equity securities during the period covered by this Form 10-QSB.

ITEM 3. Defaults Upon Senior Securities: None

ITEM 4. Submission of Matters to a Vote of Shareholders: None.

ITEM 5. Other Information: None

ITEM 6. Exhibits and Reports on Form 8-K

EXHIBITS

31.1	Sec. 302 Certification of Principal Executive Officer and Principal Financial Officer

32.1	Sec 906 Certification of Principal Executive Officer and Principal Financial Officer

REPORTS ON FORM 8-K

The Company filed no Current Reports on Form 8-K during the period covered by this report on Form 10-QSB.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:	November 21, 2007

Quebec, Canada

Oro Volcanico Corp

(Registrant)

/s/ Francis Mailhot

------------------------------------------

Francis Mailhot, President