Form 10QSB/A
period 2007-09-30
Oro Volcanico Corp.
filed 2007-12-17
CIK 1413760

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/ A-1

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

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

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

STOCKHOLDERS' EQUITY
Capital Stock (note 6)
Authorized
10,000,000 preferred shares, par value $0.0001 per share
50,000,000 common shares, par value $0.0001 per share
Issued and outstanding
5,116,320 common shares	512
Additional Paid-in Capital	59,214
Accumulated Other Comprehensive Loss	(1,675)
Deficit Accumulated During the Exploration Stage	(47,824)

Stockholders' Equity	10,227

Total Liabilities and Stockholders' Equity	$31,949

(The accompanying notes are an integral part of these condensed financial statements)

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

(The accompanying notes are an integral part of these condensed financial statements)

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

(The accompanying notes are an integral part of these condensed financial statements)

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

(The accompanying notes are an integral part of these condensed financial statements)

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

(The accompanying notes are an integral part of these condensed financial statements)

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

Dated:	December 14, 2007

Quebec, Canada

Oro Volcanico Corp

(Registrant)

/s/ Francis Mailhot

------------------------------------------

Francis Mailhot, President