Form 10KSB
period 2007-12-31
Oro Volcanico Corp.
filed 2008-04-14
CIK 1413760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended	December 31, 2007

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _____________________

Commission file number:	333-146407

ORO VOLCANICO CORP.

(Exact name of registrant as specified in its charter)

DELAWARE 98-0494816

State or other jurisdiction of (I.R.S. Employer

incorporation or organization Identification No.)

1 Place Ville Marie -Suite 2821, Montreal, Quebec H3B 4R4

(Address of principal executive offices) (Zip code)

Registrant's Telephone Nember, including area code: (514) 286-1999

Securiteis Registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange where registered

None	Not applicable

Securities Registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act

☐Yes	☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

☐ Yes ☒ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☒	No ☐

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of April 14, 2008 cannot be determined as there have not been any trades or quotations reported on the Over the Counter Bulletin Board.

There were 5,116,320 shares of common stock outstanding as of April 14, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

None

ORO VOLCANICO CORP

FORM 10-KSB

Part I

Item 1. Business

GENERAL

Oro Volcanico Corp. was incorporated under the laws of the State of Delaware on May 9, 2006. We are engaged in natural resource exploration and anticipate acquiring, exploring, and if warranted and feasible, developing natural resource properties.

We are in the exploration stage. We have not generated any revenue to date. We own 80% of the right, title, and interest to twenty four mining claims which grant the holder thereof the right to explore, mine, and recover all the minerals contained in an aggregate of 1019.14 hectares of land located in Dalet, a township situated in northwestern part of the province of Quebec, Canada. The properties do not have any proved reserves of mineral deposits, and we will be required to extensively explore such properties in order to determine if any mineral deposits in commercially viable quantities are present. The properties are in a region which includes mineral reserves, but this does not mean that mineral reserves will be found on the properties. We have no interests in any other properties. We have no employees other than our officers.

Our offices are currently located at 1 Place Ville Marie, Suite 2821, Montreal, Quebec, H3B 4R4. Our telephone number is (514) 286-1999. We do not have an internet website.

We are in the exploration stage. On December 5, 2006, we entered into a Transfer Agreement with Marcel Morin, our director. The sole shareholders of 6541950 Canada Inc. are Francis Mailhot, our Chief Executive Officer, Chairman, and Director, and Marcel Morin, our Director. Pursuant to such agreement, 6541950 Canada Inc. and Marcel Morin transferred to our Company 80% of their right, title, and interest to twenty four mining claims (the "Mining Claims") relating to an aggregate of 1019.14 hectares (1 hectare = 2.4711 acres) of land located in Dalet, a township situated in northwestern part of the province of Quebec, Canada (the "Dalet Properties"). The Mining Claims consist of mining leases granted by the Province of Quebec pursuant to the Quebec Mining Act. Such leases grant to the holder thereof the right to mine and recover all of the minerals contained within the surface boundaries of the lease continued vertically downward.

In consideration for such transfer, we agreed to pay to the transferors USD $17,576 as follows: First, we issued to 6541950 Canada Inc. a promissory note, in the principal amount of $15,643, due on demand and final payment no later than December 5, 2008. On December 15, 2006, we paid USD$6,184 of the outstanding principal balance of such promissory note. Second, Les Services Financiers Francis Mailhot Inc., a corporation wholly owned by Francis Mailhot, our Chief Executive Officer, Chairman, and Director, paid USD$1,933 in cash to 6541950 Canada Inc. on our behalf. Third, we issued 100,000 shares of our common stock to Marcel Morin. The shares issued to Marcel Morin were issued under Section 4(2) of the Securities Act of 1933, as amended.

The properties do not have any proved reserves of mineral deposits, and we will be required to extensively explore such properties in order to determine if any mineral deposits in commercially viable quantities are present. We have no interests in any other properties, and, other than our acquisition of the Mining Claims, our operations have been limited to organizational, start-up, and fund raising activities. We have not generated any revenue to date. We have no employees other than our officers.

Our Business Strategy

We intend to explore the Dalet Properties in order to determine if any mineral deposits in commercially viable quantities are present in such properties. To date, we have not performed any exploration work on our properties. Exploration activities at the early exploration stage generally consist of conducting geological exploration work on the properties in order to discover the existence of any mineral deposits. If we discover any mineral deposits, we will have to undertake additional, extensive exploration work in order to determine the economic and legal feasibility of mining any such mineral deposits.

If we determine that the mining of any mineral deposits we may discover is feasible, we may develop such mineral deposits ourselves or we may sell the mineral deposit to a major mining company. The costs and time frame for taking a resource property hosting a viable mineral deposit into mining production are considerable, and, as a result, the subsequent return on investment for our shareholders would be very long term indeed. Many major mining companies obtain their mineral reserves through the purchase of mineral deposits found by junior exploration companies. Although these major mining companies do some exploration work themselves, many of them rely on the junior resource exploration companies to provide them with future deposits for them to mine. By selling a deposit found by us to these major mining companies, it would provide an immediate return to our shareholders without the long time frame and cost of putting a mine into operation ourselves, and it would also provide future capital for the company to continue operations.

We currently have no interests in any properties other than the Dalet Properties. As funding permits, we may acquire additional properties of interest and either abandon our existing properties or enter into agreements to sell all or a portion of those properties. Natural resource exploration and development requires significant capital, and our assets and resources are limited. Therefore, we anticipate acquiring interests in additional properties through the purchase of small interests in producing properties, the purchase of property where feasibility studies already exist or by the optioning of natural resource exploration and development projects. The results of early exploration activities and market interest in the claims by other exploration companies will generally determine whether it is in our best interests to continue exploration activities on our claims, or to dispose of or sell the claims.

THE DALET PROPERTIES

The following discussion contains a description of the Dalet Properties, including their location and access, our interest in such properties, a summary description of their geology, a review of previous exploration work within the area of immediate interest, and a description of our proposed exploration program with respect to such properties. We have not carried out any exploration activities on the Dalet Properties. All information is contained in public documents of the Quebec Department of Natural Resources.

Glossary

Certain technical terms used in this section and elsewhere in this prospectus are defined below.

"Ground geophysics" refers to various methods used to measure properties of the earth, such as magnetism, conductivity, resistivity, and other such matters.

"Magnetic survey" means a survey along pre-determined lines to measure the intensity of the earth's magnetic field. Such surveys are carried out from an aircraft for early reconnaissance and on the ground for more detailed information.

"Electromagnetic survey" means a survey carried by aircraft and/or on the ground to measure the conductivity of the underlying formations.

"Conductive zone/conductor" means a zone with a higher conductivity detected by the instrument indicating the presence of minerals more conductive of electricity.

"Induced polarization" refers to an electronic method to measure conductivity, resistivity and capacitance.

"Data Base" means basic information concerning terrain. It is usually obtained from governmental sources.

"Disseminated/massive mineralization" refers to the presence of metallic mineral in the geological formations.

"Breccia, tuff, flow breccia" refers to volcanic eruption products.

"GM-58037" – a nomenclature in the EXAMINE search program of the Quebec Department of Natural Resources.

"Induced Polarization": a geophysical method of measuring the capacitance of mineral in rock formation

"EM and Electromagnetic": different methods of measuring the conductivity in rock formations.

Location and Access

The Dalet Properties are located in Dalet township, which is located in the northwestern part of the province of Quebec, Canada. The properties are situated in the mining district of Abitibi, about 100 kilometers northeast equally from Rouyn and northwest of Val d'Or, and south of the former Joutel mining district. The Dalet Properties consist of two groups of properties, as described below.

One group of properties is located in the north central part of the Dalet townsip and is hereinafter referred to as the "Dalet I Properties".." Sixteen of our Mining Claims relate to the Dalet I Properties. Such properties consist of sixteen, adjacent, surveyed lots, each lot consisting of two blocks having an area equal to, respectively, approximately 340 and 312 square hectares. The Dalet I Properties are located in Ranges III and IV in sheet 32E/01 of the National Topographic Series. The centre of the Dalet I Properties is approximately at latitude 49°15'N and longitude 78°15.

The second group of properties is located in the south-central part of the Dalet township and is hereinafter referred to as the "Dalet II Properties." Eight of our Mining Claims relate to the Dalet II Properties. Such properties consists of eight, adjacent, surveyed lots, each lot consisting of two blocks having an area equal to, respectively, approximately 340 and 312 square hectares. The Dalet II Properties are located in Ranges VIII and IX in sheet 32E/08 of the National Topographic Series. The center of the Dalet II Properties is approximately at Latitude N49°12'04" and Longitude W78°15'40".

The following table sets forth the National Topographic Series Sheet and Lot Number and the size of each Dalet Property. Immediately following such table is a map showing the location of such properties.

National Topographic Series Sheet	Lot Number	Area (in Square Hectares)
SNRC 32E01	45	42,56
SNRC 32E01	44	42,57
SNRC 32E01	43	42,57
SNRC 32E01	42	42,56
SNRC 32E01	45	42,57
SNRC 32E01	44	42,56
SNRC 32E01	43	42,57
SNRC 32E01	42	42,56
SNRC 32E01	46	42,48
SNRC 32E01	47	42,62
SNRC 32E01	46	42,41
SNRC 32E01	47	42,66
SNRC 32E01	48	42,59
SNRC 32E01	49	42,66
SNRC 32E01	48	42,48
SNRC 32E01	49	42,54
SNRC 32E08	35	41,99
SNRC 32E08	34	41,99
SNRC 32E08	33	41,96

SNRC 32E08	32	42,07
SNRC 32E08	35	42,55
SNRC 32E08	34	42,55
SNRC 32E08	32	42,49
SNRC 32E08	33	42,58

Important note:The following maps show the location of the Dalet Properties. The claims are all in Dalet Township, have Range Type polygone R and are CDC type, nomenclature by the departmental administration

.

Gouvernement du Québec
Ministère de l'Énergie et des Ressources
Direction générale de l'Exploration géologique et minérale

CARTE MINÉRALE DU QUÉBEC, CANADA
MINERAL MAP OF QUÉBEC, CANADA

Cr
Cu
Cu,Ni (Pt,Pd)
Fe
FeTi
Li
Mo
Ni
Ni,Cu (Pt,Pd)
Au
U
Zn
Amazonite
Brucite
Chrysotile (1)
Dolomite
Feldspath
Graphite
Halite (2)
Magnésite
Néphéline
Olivine
Phlogopite (3)
Pyrite, Pyrrhotite
Pyrochlore
Pyrophyllite
Quartz (4)
Talc
Wollastonite
(1) Amiante
(2) Sel gemme
(3) Mica
(4) Silice
An Anorthosite
Ca Calcaire
Gr Granitoïdes
Tourbe
Quaqtaq
Baie d'Ungava
Kuujjuaq
Baie d'Hudson
Kuujjuarapik
Schefferville
LABRADOR
Baie James
Fermont
Sept-Îles
Île d'Anticosti
Fleuve Saint-Laurent
Gaspé
Golfe du Saint-Laurent
Îles de la Madeleine
Chibougamau
Rimouski
Québec
Montréal
Sherbrooke
NOUVEAU-BRUNSWICK
ONTARIO
ÉTATS-UNIS
Roches sédimentaires
Intrusions felsiques et intermédiaires
Roches mafiques et ultramafiques
Intrusions et gneiss charnockitiques
Complexe gneissique
Métasédiments
Roches volcaniques (laves, tufs)
0 100 200
Kilomètres

Représentation simplifiée de la carte originale à l'échelle de 1: 1 500 000

Centre de diffusion
5700, 4e Avenue ouest, local A-201
Charlesbourg (Québec) G1H 6R1
Téléphone: (418) 643-4601
Télécopieur: (418) 644-3814

Compilé par L. Avramtchev
Service d'information et de soutien à l'exploration minière

Québec

PRO 93-06
(Remplace le PRO 87-01)

Matagami
Joutel
PROPERTY
Amos
ONTARIO
QUEBEC
Rouyn
Val-D'Or
Scale
0
25
50
km

FIGURE 1: Index Map

The Dalet properties are accessible by lumber roads, which can be used by ordinary vehicles. Secondary roads and trail require four-wheel drive and/or all terrain vehicles. During the winter, access can only be provided by snowmobiles.

Ownership Interest

The Dalet Properties are owned by the Province of Quebec. Our interest in the Dalet Properties consists of an 80% interest in the twenty four mining claims (the "Mining Claims") relating to the Dalet Properties. Such Mining Claims consist of leases granted by the Province of Quebec, pursuant to which the holder thereof has the right to mine and recover all of the minerals contained within the surface boundaries of the lease continued vertically downward. We are not aware of any Native American land claims or any other claims that affect title to the Dalet Properties.

We acquired our interest in the Mining Claims on December 5, 2006, pursuant to a Transfer Agreement we entered into on such date with 6541950 Canada Inc. and Marcel Morin, our director. The sole shareholders of 6541950 Canada Inc. are Francis Mailhot, our Chief Executive Officer, Chairman, and Director, and Marcel Morin, our Director. Pursuant to such agreement, 6541950 Canada Inc. and Marcel Morin transferred to our Company 80% of their right, title, and interest to the twenty four Mining Claims.

In consideration for such transfer, we agreed to pay to the transferors USD$17,576 as follows: First, we issued to 6541950 Canada Inc. a promissory note, in the principal amount of USD$15,643, due on demand and final payment no later than December 5, 2008. On December 15, 2006, we paid USD$6,184 of the outstanding principal balance of such promissory note. Second, Les Services Financiers Francis Mailhot Inc., a corporation wholly owned by Francis Mailhot, our Chief Executive Officer, Chairman, and Director, paid USD$1,933 in cash to 6541950 Canada Inc. on our behalf. Third, we issued 100,000 shares of our common stock to Marcel Morin. The shares issued to Marcel Morin were issued under Section 4(2) of the Securities Act of 1933, as amended. The Transfer Agreement was approved by a majority of our disinterested shareholders at a special meeting of the shareholders held on February 19, 2007.

Eight of our Mining Claims expire on September 10, 2008, another eight expire on August 13, 2008, another four expire on January 9, 2009, and the remaining four expire on January 10, 2009. In order to maintain these claims we must pay a fee of USD $42 per claim for renewal at the end of the expiration date and have carried expended a minimum of USD$1,055 in exploration for each claim. Assessment work declaration has to be submitted 60 days before the expiration date in order to apply to the group.

The following table summarizes certain information regarding our mining claims on the Dalet Properties, including the date that our Mining Claims were recorded with the Province of Quebec and the date that such claims expire.

National Topographic Series Sheet	Lot Number	Title Number	Recording Date	Expiration Date
SNRC 32E01	45	2024455	9-11-2006	09-10-2008
SNRC 32E01	44	2024451	9-11-2006	09-10-2008
SNRC 32E01	43	2024452	9-11-2006	09-10-2008
SNRC 32E01	42	2024456	9-11-2006	09-10-2008
SNRC 32E01	45	2024453	9-11-2006	09-10-2008
SNRC 32E01	44	2024457	9-11-2006	09-10-2008
SNRC 32E01	43	2024454	9-11-2006	09-10-2008
SNRC 32E01	42	2024458	9-11-2006	09-10-2008
SNRC 32E01	46	2046883	1-10-2007	01-09-2009
SNRC 32E01	47	2046884	1-10-2007	01-09-2009
SNRC 32E01	46	2046885	1-10-2007	01-09-2009
SNRC 32E01	47	2046886	1-10-2007	01-09-2009
SNRC 32E01	48	2047010	1-11-2007	01-10-2009
SNRC 32E01	49	2047011	1-11-2007	01-10-2009
SNRC 32E01	48	2047012	1-11-2007	01-10-2009
SNRC 32E01	49	2047013	1-11-2007	01-10-2009
SNRC 32E08	35	2023414	8-14-2006	08-13-2008
SNRC 32E08	34	2023415	8-14-2006	08-13-2008
SNRC 32E08	33	2023416	8-14-2006	08-13-2008
SNRC 32E08	32	2023413	8-14-2006	08-13-2008
SNRC 32E08	35	2023410	8-14-2006	08-13-2008
SNRC 32E08	34	2023411	8-14-2006	08-13-2008
SNRC 32E08	32	2023412	8-14-2006	08-13-2008
SNRC 32E08	33	2023409	8-14-2006	08-13-2008

Physiography

The claims lie on the southern edge of the Abitibi clay belt, extending from James Bay to the south. This extensive plain is marked with isolated ridges, usually identified by the name of a hill, such as the Hedge for Dalet I and Douaumont hills for Dalet II. Drainage is to James Bay through tributaries of the Harricana River. Drainage is effected by a network of tributaries of Harricana River which flows northward into James Bay. There are no major water streams on the claims.

Geology

All the consolidated rocks of the area are of Precambrian age. They belong to the Superior province of the Canadian Shield. Locally, the claims occur on the edge of a major circular structure, surrounded in places by hills underlain by volcanic rocks. On Dalet I, the rocks exposed consist mainly of basalt and basaltic flow breccia. On Dalet II, there is more diversity with the presence of the massive basalt, agglomerate and flow breccias, on of which contains large anugar fragments of rhyolite.

The centre of the structure is not known because of a lack of exposures. The airborne magnetic survey indicates a series of concentric rings formed by alternate magnetic and non-magnetic rocks, similar to the ultrabasic complex to the east.

-78°20'
-78°18'
-78°16'
-78°14'
694000
696000
698000
700000
5462000
5460000
5458000
5456000
5454000
49°16'
49°14'
49°12'
1.74
0.77
0.49
0.32
0.19
0.11
0.06
0.03
0.02
0.00
-0.01
-0.02
-0.03
-0.04
-0.05
-0.06
-0.07
-0.08
-0.10
-0.11
-0.13
-0.14
-0.16
-0.18
-0.20
-0.23
-0.26
-0.30
-0.34
-0.40
-0.46
-0.54
-0.69
-1.12
nT/m
500
0
500
1000
metres
NAD83 / UTM zone 17N
First Vertical Derivative
of the Magnetic Field

A continental diabase dyke crosses the area in a northeast direction. It is interrupted on the Dalet I claims and displaced about two kilometers to the north and continues to the northeast.

Mineralization

No mineralization is known of directly on the claims. A quartz vein containing visible gold and copper was reported during the geological survey on Gale River, less than two kilometers to the west of the western edge of the claims. Much work has been done to locate it since and drilling of conductive zones in that vicinity only detected traces of gold. Narrow, non-commercial intersections of gold and copper and zinc were cut by diamond drilling on conductors to the south.

History of Previous Work

The Dalet township area was considered difficult to access until about the early 1970's because of the lack of roads or waterways for travel. Early airborne surveys covered the area or parts of it at different times. Since the advent of airborne geophysics, there were several airborne geophysical surveys over the area or parts of it. In 1976, the Quebec government conducted a magnetic and electromagnetic (INPUT) survey. Follow-up exploration of an earlier survey led to the discovery of three base metal deposits in the Joutel mining district, two of which became mining operations.

Early exploration consisted of airborne geophysics with very limited ground-truth work. A conductive zone detected in an early airborne survey was probed by two diamond drill holes. The area was also flown with Turam airborne helicopter survey. Little if any drilling were used in ground-truth activities. No mineralisation was found. During the geological mapping of the area, an occurrence of gold and copper in a quartz vein was reported along a river, west of the property. Several attempts to locate the showing and exploration in the surrounding failed to return results of economic significance. Following the release of the combined airborne magnetic and electromagnetic survey by the Quebec government, several companies acquired claims covering detected electromagnetic conductors. Several zones were drilled, some of which returned narrow zones of non-commercial mineralisation containing, gold, copper and zinc, outside of the present group of claims. On the claims, magnetic and electromagnetic (VLF method) ground surveys covered the claims with no further follow-up.

Dalet I consists of sixteen claims covering a group of conductors detected by the INPUT airborne survey, which occur at the intersection of lineaments on top of structure resembling an ancient volcano.

With respect to Dalet II, a block of eight claims covers the zone around an airborne electromagnetic (INPUT) anomaly in the southeastern corner of the circular structure. This zone was covered by an induced polarization (IP) survey in 1998 and extended to the south and southwest in 2000 to locate the potential mineralised zone. A magnetic survey over a portion of the survey grid demonstrated the complexity of the geology. Considering that the basalts in the area are only slightly magnetic adds to the difficulty of understanding the geological environment.

North of the conductive zone, massive basalt crop out as a rounded mass forming the core of Douaumont hill. To the south, the remainder of the hill is underlain by agglomerate, flow breccia and tufs. Some of flow breccia is composed of large angular blocks of rhyolite, commonly found near the mouth of vents and volcanic craters.

The conductive zones detected by the ground survey were not followed-up by drilling, although two zones were recommended.

Our Proposed Exploration Program

To date we have not performed any work on the property. The program planned to explore the properties is mainly oriented towards probing the conductive zones by ground geophysics followed by diamond drilling. The existing data base is very good and the activities will be used to locate the drilling targets on the ground. Induced polarization is the preferred method of detection for disseminated and massive metallic mineralization. It has the capability to detect lower grade zones and is not influenced by the physical environment of mineral occurrences. It is also less sensitive to variations in conductivity.

We estimate that we will incur approximately $31,100 in expenses in carrying out our proposed exploration program over the next twelve months. With respect to Dalet I, such expenses will amount to approximately $25,100 and will consist of the following: $6,800 for line cutting over the zone of airborne anomalies; $12,000.00 for geophysical survey – Induced polarization; $1,800 in fees paid to consultants; $2,000 in travel expenses and lodging; and $2,500 for contingencies.

With respect to Dalet II, such expenses will amount to approximately $6,000 and will consist of the following: $4,000 for location of the grid and flagging of the survey stations; and $2,000 for travel and lodging. Follow-up diamond drilling will be based on the findings of the initial activities.

Competitive Conditions

The mineral exploration business is an extremely competitive industry. We are competing with many other exploration companies looking for minerals. We are a very small participant in the mineral exploration business. Being a junior mineral exploration company, we compete with other companies like ours for financing and joint venture partners. Additionally, we compete for resources such as professional geologists, camp staff, helicopters and mineral exploration supplies.

Raw Materials

The raw materials for our exploration program will be items including camp equipment, sample bags, first aid supplies, groceries and propane. All of these types of materials are readily available in either the province of Quebec, Canada from a variety of suppliers.

Government and Environmental Regulations

The key government agency in charge of mining in Quebec, Canada is the Ministry of Natural Resources, or ministère des Ressources naturelles. The Ministry of Natural Resources administers three laws relevant to the mining industry in Quebec: (i) The Mining Act (Loi sur les mines); (ii) The Mining Duties Act (Loi concernant les droits sur les mines); and (iii) SOQUEM Act (Loi sur la société québécoise d'exploration minière).

The Quebec Mining Act allows a mineral explorer to claim a portion of available governmental lands for the exclusive ownership of the mining rights area. Pursuant to the Quebec Mining Act, a foreign company working on mining claims in the Province of Quebec must register with the provincial government of Quebec. We obtained such registration in June 2006.

We currently have no costs to comply with environmental laws concerning our exploration program. A permit is required to penetrate the forested areas with the obligation to store along access zones cut lumber of potential commercial value. We do not expect to be required obtain additional governmental authorizations or to undertake studies of environmental impact and project approval unless and until we discover commercially viable quantities of mineral deposits. Under the Quebec Mining Act, should we discover mineral deposits and desire to commence mining operations, we will be required to file a mining site rehabilitation plan with the Natural Resources Ministry. This rehabilitation plan discusses how the operator intends to rehabilitate the property following its intended use of the property and includes an estimate of the costs involved in the rehabilitation. We may also be required to obtain permits and distribution rights-of-way from the Natural Resources Ministry for the construction of the access roads and power lines.

Other laws are indirectly relevant to our business, including the Quebec Environmental Quality Act and the Canadian Environmental Assessment Act. These acts are administered by separate provincial and federal governmental agencies that have the separate authority to approve or require changes to a company's impact assessment. Notwithstanding this separate authority, these federal and provincial governmental agencies generally attempt to coordinate their review and approval procedures.

The Quebec Environment Quality Act, includes standards related to protection of the soil, water, and air quality. Article 22 of the Environmental Quality Act requires that any proponent who wants to build or modify the environment in any way obtain a certificate of approval from the Quebec Environment Ministry. Directive 19, established under the Environmental Quality Act, sets criteria for environmental impact studies to accompany applications for certificates of approval under the Act, and also sets standards on the ways different types of mines should operate.

We are prepared to engage professionals, if necessary, to ensure regulatory compliance, but in the near term we expect our activities to require minimal regulatory oversight. If we expand the scope of our activities in the future, it is reasonable to expect expenditures on compliance to rise.

Employees

We do not have any employees other than our officers. Our officers have no previous experience in mineral exploration or operating a mining company. We intend to retain the services of geologists, prospectors and consultants on a contract basis to conduct the exploration programs on our mineral claims and to assist with regulatory compliance and preparation of financial statements.

Item 1A Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the following factors and other information in this prospectus before deciding to invest in our Company. If any of the following risks actually occur, our business, financial condition, results of operations and prospects for growth would likely suffer. As a result, you could lose all or part of your investment.

Risk Factors Relating to Our Company

1.             We are an exploration stage company with no operating history and may never be able to effectuate our business plan or achieve any revenues or profitability; at this stage of our business, even with our good faith efforts, potential investors have a high probability of losing their entire investment.

We are subject to all of the risks inherent in the establishment of a new business enterprise. We were established on May 9, 2006 for the purpose of engaging in the business of exploring and, if warranted and feasible, developing mineral deposits. Our operations to date have been focused on organizational, start-up, property acquisition, and fund raising activities. We have not generated any revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon locating and developing commercially viable deposits of minerals, which itself is subject to numerous risk factors as set forth herein. We may not be able to successfully effectuate our business. There can be no assurance that we will ever achieve any revenues or profitability. Accordingly, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a new business in the mining industries, and our Company is a highly speculative venture involving significant financial risk.

2.             We have no track record that would provide a basis for assessing our ability to conduct successful mineral exploration activities. We may not be successful in carrying out our business objectives.

We were incorporated on May 9, 2006 and to date have been involved primarily in organizational activities, obtaining financing, and acquiring property interests. The revenue and income potential of our proposed business and operations is unproven as the lack of operating history makes it difficult to evaluate the future prospects of our business. There is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably.

Accordingly we have no track record of successful exploration activities, strategic decision making by management, fund-raising ability, and other factors that would allow an investor to assess the likelihood that we will be successful as a junior resource exploration company. Junior exploration companies often fail to achieve or maintain successful operations, even in favorable market conditions. There is a substantial risk that we will not be successful in our exploration activities, or if initially successful, in thereafter generating any operating revenues or in achieving profitable operations.

3.             Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our audited financial statements for the financial year ended December 31, 2007 and the period from inception (May 9, 2006) through December 31, 2007 were prepared assuming that we will continue our operations as a going concern. We were incorporated on May 9, 2006, and we do not have a history of earnings. As a result, our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financings or generate profitable operations. Such financings may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

4.             We will require additional funds through the sale of our common stock, which requires favorable market conditions and interest in our activities by investors. We may not be able to sell our common stock and funding may not be available for continued operations.

Cash on hand is not sufficient to fund the approximately $31,100 we anticipate to incur in operating expenses associated with our proposed mineral exploration program for the next twelve months. In addition, our majority shareholder, Les Services Financiers Francis Mailhot Inc., has orally agreed to fund operations through loans of up to $50,000 should our resources prove inufficient for our 12 months operations. We will require his fulfilling that agreement to go forward with exploration efforts. As of April 11, 2008, Mr. Mailhot and entities controlled by him had advanced the Company an aggregate of approximately $25,000 on an interest free basis. We will require substantial additional capital for the period beyond the next twelve months to participate in the exploration and/or development of our properties, as well as for the future acquisition and/or development of other properties. Because we do not expect to have any cash flow from operations, we will need to raise additional capital, which may be in the form of loans from current shareholders and/or from public and private equity offerings. Our ability to access capital will depend on our success in exploring properties for mineral deposits. It will also be dependent upon the status of the capital markets at the time such capital is sought. Should sufficient capital not be available, the development of our business plan could be delayed and, accordingly, the implementation of our business strategy would be adversely affected. If we are unable to raise additional funds in the future, we may have to cease all substantive operations. In such event it would not be likely that investors would obtain a profitable return on their investments or a return of their investments at all.

5.             We expect to incur operating losses in the next twelve months because we have no plan to generate revenue unless and until our exploration program is successful in finding commercially viable mineral deposits.

We expect to incur operating losses over the next twelve months because we have no plan to generate revenue unless and until our exploration program is successful in finding commercially viable mineral deposits. The operating losses will occur because there are expenses associated with the acquisition of, and exploration of natural resource properties which do not have any income-producing reserves. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations. We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

6.             Our failure to make required payments or expenditures could cause us to lose title to the mineral claim.

We own an 80% interest to twenty four mining claims (the "Mining Claims") granting the holder thereof the right to explore, mine, and recover all the minerals contained in an aggregate of 1019.14 hectares of land located in Dalet, a township situated in northwestern part of the province of Quebec, Canada (the "Dalet Properties"). Eight of our mining claims relating to the Dalet Properties expire on September 10, 2008, another eight expire on August 13, 2008, another four expire on January 9, 2009, and the remaining four expire on January 10, 2009. In order to maintain these claims we must pay a fee of $48 per claim for renewal at the end of the expiration date and have carried a minimum of $ 1,200 in exploration for each claim. Assessment work declaration has to be submitted 60 days before the expiration date. Failure to perform and record valid exploration work or pay the equivalent sum to the Province of Quebec on the anniversary dates will result in forfeiture of our interest in the claim. Our current resources will not be sufficient to meet all of these obligations and we will either have to raise more funds (which may dilute the interests of our present shareholders) or surrender claims without development (which will diminish the potential returns of our shareholders).

7.             The Dalet Properties do not have any proved reserves of mineral deposits; if we fail to discover such reserves in commercially viable quantities, we would be unable to complete our business plan and any funds spent on exploration would be lost.

The search for valuable mineral deposits as a business is extremely risky. Our Dalet Properties do not have any proved reserves of mineral deposits. We can provide investors with no assurance that such properties contain commercially exploitable reserves. Few properties that are explored are ultimately developed into producing commercially feasible reserves. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan and any money spent on exploration would be lost.

8.             Our management has no previous experience in the mineral exploration business, and must rely on consultants to conduct exploration activities. The lack of management expertise could be detrimental to our exploration activities and could cause our business to fail.

Our management has no previous experience operating an exploration or a mining company and because of this lack of experience our management may have difficulty operating the business, including negotiating with consultants, joint-venture partners, locating additional management, managing expenses, and other aspects of the business. In addition, our management has no technical mining or geological expertise and must rely on consultants to plan and carry-out all exploration activities. For example, management's lack of experience and industry specific training may result in future decisions as to acquiring or disposing of interests in exploration properties, funding, exploration work and other aspects of our business being incorrect and resulting in our business performing poorly, or failing.

9.             Due to the speculative nature of mineral property exploration, there is substantial risk that no commercially viable mineral deposits will be found on our Dalet Properties or other mineral properties that we acquire.

Exploration for commercially viable mineral deposits is speculative in nature and involves substantial risk that no viable mineral deposits will be located on any of our present or future mineral properties. There is a substantial risk that the exploration program that we will conduct on the Dalet Properties may not result in the discovery of any significant mineralization, and therefore no commercial viable mineral deposit. There are numerous geological features that we may encounter that may would limit our ability to locate mineralization or that could interfere with our exploration programs as planned, resulting in unsuccessful exploration efforts. In such a case, we may incur significant costs associated with an exploration program, without any benefit. This would likely result in a decrease in the value of our common stock.

10.           Due to the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or have elected not to insure. We currently have no such insurance nor do we expect to get such insurance for the foreseeable future. If a hazard were to occur, the costs of rectifying the hazard may exceed our asset value and cause us to liquidate all our assets resulting in the loss of your entire investment in this offering.

11.           Access to the Dalet Properties is often restricted by inclement weather, which may delay our exploration and any future mining efforts.

We may not have access to the Dalet Properties during the winter season due to snow in the area and road closures. Extreme weather can also occur in other seasons and limit access to the Dalet Properties. As a result, any attempts to visit, test, or explore the property may be limited to these few months of the year when weather permits such activities. These limitations can result in significant delays in exploration efforts, as well as mining and production in the event that commercial amounts of minerals are found. Such delays can result in our inability to meet deadlines for exploration expenditures required to be made in order to retain title to our claims under provincial mineral property laws.

12.           Our Chief Executive Officer owns a majority of the outstanding shares of our common stock, and other stockholders may not be able to influence control of the company or decision making by management of the company.

Our Chief Executive Officer directly and indirectly owns approximately 57% of our outstanding common stock. As a result, our Chief Executive Officer has the ability to control substantially all matters submitted to our stockholders for approval including the following matters: election of our board of directors; removal of any of our directors; amendment of our Certificate of Incorporation or bylaws; and adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us. Other stockholders may find the corporate decisions influenced by our Chief Executive Officer are inconsistent with the interests of other stockholders. In addition, other stockholders may not be able to change the directors and officers, and are accordingly subject to the risk that management cannot manage the affairs of the company in accordance with such stockholders' wishes.

13.           The market price for precious metals is based on numerous factors outside of our control. There is a risk that the market price for precious metals will significantly decrease, which will make it difficult for us to fund further mineral exploration activities, and would decrease the probability that any significant mineralization that we locate can be economically extracted.

Numerous factors beyond our control may affect the marketability of minerals. These factors include market fluctuations, the proximity and capacity of natural resource markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in our not receiving an adequate return on invested capital and you may lose your entire investment in this offering.

14.           We may not be able to compete with current and potential exploration companies, some of whom have greater resources and experience than we do in locating and commercializing mineral deposits and, as a result, we may fail in our ability to maintain or expand our business.

The market for mineral deposits is intensely competitive, highly fragmented and subject to rapid change. We may be unable to compete successfully with our existing competitors or with any new competitors. We compete with many exploration companies thatwhich have significantly greater personnel, financial, managerial, and technical resources than we do. This competition from other companies with greater resources and reputations may result in our failure to maintain or expand our business.

15.           We have no employees other than our officers. Consequently, we may not be able to monitor our operations and respond to matters when they arise in a prompt or timely fashion. Until we have additional capital or generate revenue, we will have to rely on consultants and service providers, which will increase our expenses and increase our losses.

We do not have any employees other than our officers. With practically no personnel, we have a limited ability to monitor our operations, such as the progress of mineral exploration, and to respond to inquiries from third parties, such as regulatory authorities or potential business partners. Though we may rely on third party service providers, such as accountants and lawyers, to address some of our matters, until we raise additional capital or generate revenue, we will have to rely on consultants and third party service providers to monitor our operations, which will increase our expenses and have a negative effect on our results of operations.

Risks Relating To Our Common Shares

16. We may, in the future, issue additional common shares, which would reduce investors' percent of ownership and may dilute our share value.

Our Certificate of Incorporation authorizes the issuance of 50,000,000 shares of common stock, of which 5,116,320 shares are issued and outstanding, and 10,000,000 shares of preferred stock, of which no shares are issued and outstanding. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

17. Our common shares are subject to the "Penny Stock" Rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

1.                            that a broker or dealer approve a person's account for transactions in penny stocks; and

2.                            the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

1.                            obtain financial information and investment experience objectives of the person; and

2.                           make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

1.                           sets forth the basis on which the broker or dealer made the suitability determination; and

2.                            that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our Common shares and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

18. There is no current trading market for our securities and if a trading market does not develop, purchasers of our securities may have difficulty selling their shares.

There is currently no established public trading market for our securities and an active trading market in our securities may not develop or, if developed, may not be sustained. Our common stock was recently included on the Over the Counter Bulletin Board ("OTCBB"), but as of the date of this report there have not been any trades in our common stock.

19. State securities laws may limit secondary trading, which may restrict the states in which and conditions under which you can sell the shares offered by this prospectus.

Secondary trading in common stock sold in this offering will not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, the common stock in any particular state, the common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted thus causing you to realize a loss on your investment.

20. Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless the value of such shares appreciates and they sell them. There is no assurance that stockholders will be able to sell shares when desired.

21. We may issue shares of preferred stock in the future that may adversely impact your rights as holders of our common stock.

Our Certificate of Incorporation authorizes us to issue up to 10,000,000 shares of "blank check" preferred stock. Accordingly, our board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. To the extent that we do issue such additional shares of preferred stock, your rights as holders of common stock could be impaired thereby, including, without limitation, dilution of your ownership interests in us. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in your interest as holders of common stock

ITEM 2. PROPERTIES

We maintain our office at 1 Place Ville Marie, Suite 2821, Montréal, Québec, H3B 4R4. Such office is supplied to us rent-free by Euro Catalysts Capital Markets Inc., whose sole shareholder, director, and officer is Francis Mailhot, our Chief Executive Officer, Chairman, and Director. We intend to continue to operate from these premises until such time as management determines that other space or additional employees are required.

We also have twenty four mining claims located in Dalet, Quebec, Canada as described in "Item 1 - Business"."

ITEM 3. LEGAL PROCEEDINGS.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the

Company or has a material interest adverse to the Company. The Company's property is not the subject of any pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year covered by this report through the presentation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's common stock was approved for inclusion in the Over the Counter Bulletin Board under the symbol ORVO commencing on March 7, 2008. As of April 14, 2008 there have been no trades or quotations.

There are 5,116,320 shares of the Company;'s common stock issued and outstanding which are held of record by 36 shareholders. The number of holders does not include the shareholders for whom shares are held in a "nominee" or "street" name. We have not paid any cash dividends and do not anticipate doing so in the foreseeable future. Future dividends, if any, will depend upon our results of operations, financial condition, capital needs and such other factors as the Board of Directors deems relevant.

Recent Sales of Unregistered Securities

None

ITEM 6 . Management's Discussion and Analysis of Financial Condition and Results of Operation.

Plan of Operation

Over the next twelve months, we intend to explore the Dalet Properties in order to determine if any mineral deposits in commercially viable quantities are present in such properties.

Exploration activities at the early exploration stage generally consist of conducting geological exploration work on the properties in order to discover the existence of any mineral deposits. Initially, we will focus on probing the conductive zones by ground geophysics, followed by diamond drilling. The existing data base is very good and the activities will be used to locate the drilling targets on the ground. Induced polarization is the preferred method of detection for disseminated and massive metallic mineralization. It has the capability to detect lower grade zones and is not influenced by the physical environment of mineral occurrences. It is also less sensitive to variations in conductivity. If we discover any mineral deposits, we will also undertake additional exploration work in order to determine the economic and legal feasibility of mining any such mineral deposits.

We do not have sufficient resources to pay for the operating expenses that we expect to incur in connection with our proposed exploration program over the next twelve months. As of December, 2007 we had approximately $ 37 in cash. We estimate that we will incur approximately $31,100 in expenses in carrying out our proposed exploration program over the next twelve months. With respect to Dalet I, such expenses will amount to approximately $25,100 and will consist of the following: $6,800 for line cutting over the zone of airborne anomalies; $12,000.00 for geophysical survey – induced polarization; $1,800 in fees payable to consultants; $2,000 in travel expenses and lodging; and $2,500 for contingencies. With respect to Dalet II, such expenses will amount to approximately $6,000 and will consist of the following: $4,000 for location of the grid and flagging of the survey stations; and $2,000 for travel and lodging. To the extent our cash resources are not adequate for the next twelve months of operations, our principal shareholder, Les Services Financiers Francis Mailhot Inc., has committed to arrange for a loan, advance or investment of up to $50,000 by itself or others to fund our operations. As of April 11, 2008, Mr. Mailhot and entities controlled by him had advanced the Company an aggregate of approximately $25,000 on an interest free basis.

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

Going Concern Consideration

Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS

See "Index to Financial Statements" commencing on page F0.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 8A. CONTROLS AND PROCEDURES.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the company's management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based on this evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2007, the end of the period covered by this annual report.

Management's Report on Internal Control over Financial Reporting

This Annual Report on Form 10-KSB does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our fiscal quarterquarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

We do not have any information that was required to be reported on Form 8-K during the fourth quarter that was not reported.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names, ages and present principal occupations or employment, and material occupations, positions, offices or employments for the past five years of our current directors and executive officers. Unless otherwise indicated, the address of each person listed is c/o Oro Volcanico Corp., 1 Place Ville Marie, Suite 2821, Montreal, Quebec, H3B 4R4.

Name and Business Address	Age	Position

Francis Mailhot	34	Chief Executive Officer, Chairman, and Director

Nathalie Morissette	42	Secretary

Marcel Morin	78	Director

Francis Mailhot has been our Chief Executive Officer and Chairman since our inception, May 9, 2006, and our Director since January 23, 2007. Mr. Mailhot, is currently the President and co-founder of Euro Catalysts Capital Markets Inc. Previously, in 2003, he co-launched the Canadian operations of another Merger & Acquisition boutique firm specialized in the smallcap market. Mr. Mailhot has been President of multiple public corporations in the past four years, namely Northwest Horizon, Millennium Capital Ventures Holdings Inc., OSK Capital III. As an active investor Mr. Mailhot seeds early stage projects and helps them reach the public market and grow over many years. He has also been an active participant in the commodity sector for the last three years by investing in mining projects and oil exploration projects. He was also instrumental in helping companies positioning themselves for new round of financing. Mr Mailhot has also operated businesses in the telecom industry in the 90's. He pursued his studies in finance at Montreal's Hautes Etudes Commerciales (HEC) from 1991 to 1994.

Nathalie Morissette has been our Secretary since our inception, May 9, 2006. Since July 2004, Ms. Morissette has been the owner of 6265880 Canada Inc, a business providing consulting services with respect to administrative services, customer service and investor relations. From March 2001 until June 2004, Ms. Morissette worked with SITQ Caisse de dépôt et de placements as a development agent responsible for the development of three profit centers in one of SITQ's building. From June 2000 until March 2001, Ms. Morissette worked with TeleReal Inc. in Montreal as a contractor responsible for human resources and customer service. Ms. Morissette is not a director in any other reporting companies.

Marcel Morin has been our director since our inception, May 9, 2006. Dr. Morin is a retired geological engineer with experience of over 50 years in mining, mineral exploration and public services. He brings an extensive knowledge of the geology of Canada, particularly the Province of Quebec. He has contributed to the preparation of the geological compilation map of the Province during several years of services with the former Department of Mines. He has worked and supervised exploration programs for base and precious metals as well as uranium in Ontario and Quebec. For 12 years, he acted as Director of the Mining Sector of the Canadian International Development Agency (CIDA), to supervise and implement international projects in different parts of the World. After retirement, projects, a few international assignments were carried out for CIDA and the United Nations.

There are no familial relationships between any of our directors or officers. None of our directors or officers is a director in any other reporting companies. None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last five years. The Company is not aware of any proceedings to which any of the Company's officers or directors, or any associate of any such officer or director, is a party adverse to the Company or any of the Company's subsidiaries or has a material interest adverse to it or any of its subsidiaries.

Each director of the Company serves for a term of one year or until the successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the board of directors, for a term of one year and until the successor is elected at the annual meeting of the board of directors and is qualified.

ITEM 10. EXECTIVE COMPENSATION

Since our incorporation on May 9, 2006, we have not paid any compensation to our directors or officers in consideration for their services rendered to our Company in their capacity as such. We have no employment agreements with any of our directors or executive officers. We have no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans.

Since our incorporation on May 9, 2006, no stock options or stock appreciation rights were granted to any of our directors or executive officers, none of our directors or executive officers exercised any stock options or stock appreciation rights, and none of them held unexercised stock options as of December 31, 2007. We have no long-term incentive plans.

Outstanding Equity Awards

As of December 31, 2007, none of our directors or executive officers held unexercised options, stock that had not vested, or equity incentive plan awards.

Compensation of Directors

Since our incorporation on May 9, 2006, no compensation has been paid to any of our directors in consideration for their services rendered in their capacity as directors

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The following table lists, as of Devember 1, 2007, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 5,116,320 shares of our common stock issued and outstanding as of December 31 , 2007. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o Oro Volcanico Corp., 1 Place Ville Marie, Suite 2821, Montreal, Quebec, H3B 4R4.

Name of Beneficial Owner	Title Of Class	Amount and Nature of Beneficial Ownership	Percent of Class

Les Services Financiers Francis Mailhot Inc.(1)	Common	2,900,000	56.7%

Pacific Crown International	Common	1,000,000	19.5%

Francis Mailhot	Common	2,900,000(2)	56.7%

Nathalie Morissette	Common	32,720	0.6%

Marcel Morin	Common	100,000	2.0%

Directors and Officers as a Group (3 persons)	Common	3,032,720(3)	59.2%

(1) The sole officer, director, and shareholder of Les Services Financiers Francis Mailhot Inc. is Francis Mailhot, our Chief Executive Officer, Chairman, and Director.

(2) Includes 2,900,000 shares owned by Les Services Financiers Francis Mailhot Inc., whose sole officer, director, and shareholder is Francis Mailhot, our Chief Executive Officer, Chairman, and Director

(3) Includes 2,900,000 shares owned by Les Services Financiers Francis Mailhot Inc., whose sole officer, director, and shareholder is Francis Mailhot, our Chief Executive Officer, Chairman, and Director.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On May 9, 2006, we issued 2,900,000 shares of our common stock to Les Services Financiers Francis Mailhot Inc. The sole officer, director, and shareholder of Les Services Financiers Francis Mailhot Inc. is Francis Mailhot, our Chief Executive Officer, Chairman, and Director. In consideration for such shares, Les Services Financiers Francis Mailhot Inc. paid to our Company $2,900, which amounted to $0.001 per share. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended.

On May 9, 2006, we issued 1,000,000 shares of our common stock to Pacific Crown International. In consideration for such shares, Pacific Crown International paid to our Company $1,000, which amounted to $0.001 per share. The shares were issued under Section 4(2) of the Securities Act of 1933, as amended.

On December 14, 2006, we issued 32,720 shares of our common stock to Nathalie Morissette, our Secretary. In consideration for such shares, Ms. Morissette paid to our Company $1,636, amounting to $0.05 per share. The shares were issued under Regulation S promulgated by the Securities and Exchange Commission.

On December 5, 2006, we entered into a Transfer Agreement with 6541950 Canada Inc. and Marcel Morin, our director. The sole shareholders of 6541950 Canada Inc. are Francis Mailhot, our Chief Executive Officer, Chairman, and Director, and Marcel Morin, our Director. Pursuant to such agreement, 6541950 Canada Inc. and Marcel Morin transferred to our Company 80% of their right, title, and interest to twenty four mining claims with respect to properties located in Dalet Township, in the northwestern part of the province of Quebec, Canada. In consideration therefor, (i) we issued to 6541950 Canada Inc. a promissory note, in the principal amount of $17,576, due on demand and final payment no later than December 5, 2008, (ii) Les Services Financiers Francis Mailhot Inc. paid $1,933 in cash to 6541950 Canada Inc. on our behalf, and (iii) we issued 100,000 shares of our common stock to Marcel Morin. The shares issued to Marcel Morin were issued under Section 4(2) of the Securities Act of 1933, as amended. The Transfer Agreement was approved by a majority of our disinterested shareholders at a special meeting of the shareholders held on February 19, 2007.

ITEM 13. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in the registrant's 10-QSB (17 CFR 249.308b) for the fiscal periods ended December 31, 2007 and 2006 were $26,431 and $16,898, respectively. All of the fees paid to our independent auditor were for auditing or review of financial statements

PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

The following Exhibits are incorporated by reference to the filing or are included following the Index to Exhibits.

Number	Description

3.1	Certificate of Incorporation of Registrant*
3.2	By-Laws of Registrant*
10.1	Transfer Agreement, dated December 5, 2006, among the Registrant, Marcel Morin, and 6541950 Canada Inc.*
10.2	Promissory Note
10.3	Form of Regulation S Subscription Agreement *
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350**

* Incorporated by reference to like numbered exhibit to the Registrant's Registration Statement on Form SB-2 file number 333-146407 filed on September 28, 2008.

** Filed herewith

(b) Reports on Form 8-K

The Registrant did not file any reports on Form 8-K during the last quarter of the period covered by this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oro Volacanico Corp.

Date: April 14, 2008

By: /s/ Francis Mailhot

Francis Mailhot, Pressident and CEO
(Principal Executive, Financial and Accounting Officer)

ORO VOLCANICO CORP.

(AN EXPLORATION STAGE COMPANY)

FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007 AND 2006

CONTENTS

Report of Independent Registered Public Accounting Firm	F1
Balance Sheets	F2
Statements of Operations and Comprehensive Loss	F3
Statements of Stockholders' (Deficit) Equity	F4
Statements of Cash Flows	F5
Notes to Financial Statements	F6-F16

- F0 -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Oro Volcanico Corp.

(An Exploration Stage Company)

We have audited the balance sheets of Oro Volcanico Corp., a Delaware corporation in the exploration stage, (the "Company") as of December 31, 2007 and 2006, and the related statements of operations and comprehensive loss, stockholders' (deficit) equity, and cash flows for the year ended December 31, 2007 and the period from date of inception (May 9, 2006) through December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operation, and its cash flows for the year ended December 31, 2007 and the period from date of inception (May 9, 2006) through December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the exploration stage and has incurred losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SF Partnership, LLP
Toronto, Canada	CHARTERED ACCOUNTANTS

April 7, 2008

- F1 -

ORO VOLCANICO CORP.

(AN EXPLORATION STAGE COMPANY)

Balance Sheets

As of December 31, 2007

	2007	2006

ASSETS
Current Assets
Cash	$37	$48,007
Prepaid expense	773	-

Total Current Assets	810	48,007
Mineral Rights (note 5)	23,588	20,404

Total Assets	$24,398	$68,411

LIABILITIES
Current Liabilities
Accrued liabilities	$23,659	$18,062
Loans from related parties (note 6)	22,761	11,593

Total Liabilities	46,420	29,655

Contingencies (note 9)
STOCKHOLDERS' (DEFICIT) EQUITY
Capital Stock (note 7)
Authorized
10,000,000 preferred shares, par value $0.0001 per share
50,000,000 common shares, par value $0.0001 per share
Issued and outstanding
5,116,320 common shares	512	512
Additional Paid-in Capital	59,214	59,214
Accumulated Other Comprehensive Income	3,638	-
Accumulated Deficit During the Exploration Stage	(85,386)	(20,970)

Total Stockholders' (Deficit) Equity	(22,022)	38,756

Total Liabilities and Stockholders' (Deficit) Equity	$24,398	$68,411

(The accompanied notes are an integral part of these financial statements.)

- F2 -

ORO VOLCANICO CORP.

(AN EXPLORATION STAGE COMPANY)

Statements of Operations and Comprehensive Loss

Year Ended December 31, 2007 and the Period from Date of Inception (May 9, 2006) Through December 31, 2007

			Period from
			Date of
			Inception
		May 9, 2006	(May 9, 2006)
		Through	Through
	2007	Dec. 31, 2006	Dec. 31, 2007

Revenues	$-	$-	$-

Expenses
Professional fees	63,058	20,880	83,938
Bank charges	526	90	616
Office and general	500	-	500
Taxes and dues	291	-	291

Total Expenses	64,375	20,970	85,345

Loss from Operations	(64,375)	(20,970)	(85,345)
Other
Foreign exchange loss	(41)	-	(41)

Loss Before Income Taxes	(64,416)	(20,970)	(85,386)
Provision for income taxes(note 8)	-	-	-

Net Loss	(64,416)	(20,970)	(85,386)
Foreign currency translation adjustment	3,638	-	3,638

Comprehensive Loss	$(60,778)	$(20,970)	$(81,748)

Basic and Diluted Loss per Share	$(0.01)	$(0.01)

Basic and Diluted Weighted Average	5,116,320	3,993,563
Number of Shares Outstanding During
the Year

(The accompanied notes are an integral part of these financial statements.)

- F3 -

ORO VOLCANICO CORP.

(AN EXPLORATION STAGE COMPANY)

Statements of Stockholders' (Deficit) Equity

Year Ended December 31, 2007 and the Period from Date of Inception (May 9, 2006)

Through December 31, 2007

					Deficit
				Accumulated	Accumulated	Total
			Additional	Other	During the	Stockholders'
	Number of	Capital	Paid-in	Comprehensive	Exploration	(Deficit)
	Shares	Stock	Capital	Loss	Stage	Equity

Balance, May 9, 2006	-	$-	$-	$-	$-	$-
Common shares issued for cash	5,016,320	502	59,214	-	-	59,716
(note7)
Common shares issued for	100,000	10	-	-	-	10
mineral rights (notes 5 and 7)
Net loss	-	-	-	-	(20,970)	(20,970)

Balance, December 31, 2006	5,116,320	512	59,214	-	(20,970)	38,756
Foreign currency translation	-	-	-	3,638	-	3,638
adjustment
Net loss	-	-	-	-	(64,416)	(64,416)

Balance, December 31, 2007	5,116,320	$512	$59,214	$3,638	$(85,386)	$(22,022)

(The accompanied notes are an integral part of these financial statements.)

- F4 -

ORO VOLCANICO CORP.

(AN EXPLORATION STAGE COMPANY)

Statements of Cash Flows Statements

Year Ended December 31, 2007 and the Period from Inception (May 9, 2006) Through December 31, 2007

			Period From
			Date of
			Inception
		May 9, 2006	(May 9, 2006)
		Through	Through
	2007	Dec. 31, 2006	Dec. 31, 2007
Cash Flows from Operating Activities
Net loss	$(64,416)	$(20,970)	$(85,386)
Changes in working capital:
Prepaid expense	(773)	-	-
Accrued liabilities	5,597	18,062	23,659

Net Cash Used in Operating Activities	(59,592)	(2,908)	(61,727)

Cash Flows from Investing Activities
Additions to mineral rights	(316)	(20,394)	(20,710)

Net Cash Used in Investing Activities	(316)	(20,394)	(20,710)

Cash Flows from Financing Activities
Stock issuance for cash	-	59,716	59,716
Loans from related parties	11,938	11,593	23,531

Net Cash Provided by Financing Activities	11,938	71,309	83,247

Net (Decrease) Increase in Cash	(47,970)	48,007	37
Cash - Beginning of Period	48,007	-	-

Cash - End of Period	$37	$48,007	$37

Supplementary Information
Interest	$-	$-	$-

Income taxes	$-	$-	$-

(The accompanied notes are an integral part of these financial statements.)

- F5 -

ORO VOLCANICO CORP.

(AN EXPLORATION STAGE COMPANY)

Notes to Financial Statements

December 31, 2007 and 2006

1.	Nature of Business and Exploration Activities

Oro Volcanico Corp., ("the Company"), incorporated in the state of Delaware on May 9, 2006, is an exploration stage company operating in Canada. The Company's principal business is the acquisition and exploration of mining properties. On November 29, 2006, the Company entered into an agreement to acquire an 80% interest in sixteen mineral claims located in Dalet Township in the northwestern part of the province of Quebec, Canada, from a company under common control. The interest was purchased for approximately $20,240 ($20,000 Canadian) plus issuance of 100,000 common shares by the Company valued at $10 as described in notes 5 and 7. The Company has not presently determined whether its mineral rights contain mineral reserves that are economically recoverable. The exploration and development of mineral deposits involves significant financial risks. The success of the Company will be influenced by a number of factors, including exploration and extraction risks, regulatory issues, environmental regulations and other matters.

The exploration program will be oriented towards probing the conductive zones by ground geophysics followed by diamond drilling. The total budget for the exploration program is approximately $26,858. The result of the program will then be evaluated to plan the investigation by drilling.

2.	Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has not paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependant upon the continued financial support from the shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations from its mineral rights. Management is planning to obtain equity financing to continue operations. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure financing when needed or obtain such terms satisfactory to the Company, if at all. As of December 31, 2007, the Company has an accumulated loss during the exploration stage of $85,386. These and other factors raise substantial doubt regarding the Company's ability to continue as a going concern.

These financial statements do not included any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

- F6 -

ORO VOLCANICO CORP.

(AN EXPLORATION STAGE COMPANY)

Notes to Financial Statements

December 31, 2007 and 2006

3.	Summary of Significant Accounting Policies

The accounting policies of the Company are in accordance with generally accepted accounting principles of the United States of America, and their basis of application is consistent with that of the previous year. Outlined below are those policies considered particularly significant:

a)	Use of Estimates

Preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes to financial statements. These estimates are based on management's best knowledge of current events and actions the Company may undertake in the future. Actual results may ultimately differ from estimates, although management does not believe such changes will materially affect the financial statements in any individual year.

b)	Mineral Rights and Deferred Exploration Expenses

Costs related to the acquisition and exploration of mineral rights are recorded at cost and capitalized until the commencement of commercial production. If commercially profitable, mineral reserves are developed, capitalized costs of the related mineral rights are reclassified as mining assets and amortized according to the units of production method. If it is determined that capitalized acquisition, exploration and development costs are not recoverable over the estimated economic life of the reserves, or if the project is abandoned, then such costs are written down to their net realizable value. The Company’s management reviews the carrying values of assets on a regular basis to determine whether any write-downs are necessary. The recoverability of amounts recorded for mineral rights and deferred exploration expenses depends on the discovery of economically recoverable reserves, confirmation of the Company’s interest in the mining claims, the ability of the Company to obtain the necessary financing to complete the development, and future profitable production or proceeds from the disposition thereof.

c)	Reporting Currency

The U.S. dollar has been used as the unit of measurement in these financial statements.

d)	Foreign Currency Translation

The functional currency of the Company's foreign entity is the local currency. The translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using the exchange rates in effect at the balance sheet dates and for revenue and expense accounts using a weighted average exchange rate during the year. The gains or losses resulting from the translation are included in Accumulated Other Comprehensive Income in the Statement of Stockholders’ (Deficit) Equity and are excluded from net loss.

- F7 -

ORO VOLCANICO CORP.

(AN EXPLORATION STAGE COMPANY)

Notes to Financial Statements

December 31, 2007 and 2006

3.	Summary of Significant Accounting Policies (cont'd)
e)	Share-Based Payment

The Company has adopted the disclosure requirements of Statements of Financial Accounting Standards ("SFAS") No. 123R, "Share-Based Payment" ("SFAS No. 123R") for stock options and similar equity instruments (collectively, "options") issued to employees. The Company applies the fair-value based method of accounting as prescribed by SFAS No. 123R. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. For stock options, the fair value is determined using an option-pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk-free interest rate over the expected life of the option. SFAS No. 123R also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

Value of options granted has been estimated using the Black-Scholes option pricing model. The assumptions are evaluated annually and revised as necessary to reflect market conditions and additional experience.

f)	Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Deferred taxes are provided under the liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

g)	Comprehensive Income

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income." ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income is presented in the statement of stockholder's (deficit) equity, and consists of net loss and unrealized gains (losses) on available for sale marketable securities; foreign currency translation adjustments; changes in market value of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS No. 87. SFAS No. 130 requires only additional disclosures in the financial statements and does not affect the Company's financial position or results of operations.

- F8 -

ORO VOLCANICO CORP.

(AN EXPLORATION STAGE COMPANY)

Notes to Financial Statements

December 31, 2007 and 2006

3.	Summary of Significant Accounting Policies (cont'd)
h)	Impairment of Long-lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. Recoverability is assessed based on the carrying amount of a long-lived asset compared to the sum of the future undiscounted cash flows expected to result from the use and the eventual disposal of the asset. An impairment loss is recognized when the carrying amount is not recoverable (exceeds the total undiscounted cash flows expected from its use and disposition) and exceeds fair value. For the years ended December 31, 2007 and 2006, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

i)	Asset Retirement Obligations

For operating properties, costs associated with environmental remediation obligations are accrued in accordance with SFAS No. 143, ''Accounting for Asset Retirement Obligations'' (''SFAS No 143''). SFAS No. 143 requires the Company to record a liability for the present value of the estimated environmental remediation costs, and the related asset created with it, in the period in which the liability is incurred. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made.

For non-operating properties, costs associated with environmental remediation obligations are accrued when it is probable that such costs will be incurred and they can be reasonably estimated. Estimates for reclamation and other closure costs are prepared in accordance with SFAS No. 5 ''Accounting for Contingencies,'' or Statement of Position 96-1 ''Environmental Remediation Liabilities.'' Accruals for estimated losses from environmental remediation obligations have historically been recognized no later than completion of the remedial feasibility study for each facility and are charged to provision for closed operations and environmental matters. Costs of future expenditures for environmental remediation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule. Such costs are based on management's current estimate of amounts to be incurred when the remediation work is performed, within current laws and regulations.

Future closure, reclamation and environmental-related expenditures are difficult to estimate, in many circumstances, due to the early stage nature of investigations, and uncertainties associated with defining the nature and extent of environmental contamination and the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology. Management periodically reviews accrued liabilities for such reclamation and remediation costs as evidence becomes available indicating that the Company's liabilities have potentially changed.

- F9 -

ORO VOLCANICO CORP.

(AN EXPLORATION STAGE COMPANY)

Notes to Financial Statements

December 31, 2007 and 2006

3.	Summary of Significant Accounting Policies (cont'd)
j)	Loss per Share

The Company adopted SFAS No.128, "Earnings per Share" which requires disclosure on the financial statements of basic and diluted loss per share. Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each period.

k)	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, “Fair Value Measurements” ("SFAS No. 157"), which is effective to fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company is currently assessing the potential impact that the adoption of SFAS No. 157 could have on its financial statements.

In September 2006, FASB issued SFAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)” ("SFAS No. 158") . The Company has adopted SFAS No. 158 except for the requirement to measure plan assets and benefit obligations as of the date of the Company's fiscal year-end statement of financial position which is effective to fiscal years beginning after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS No. 158 could have on its financial statements.

In February 2007, FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS No. 159 applies to reporting periods beginning after November 15, 2007. The Company is currently assessing the potential impact that the adoption of SFAS No. 159 could have on its financial statements.

- F10 -

ORO VOLCANICO CORP.

(AN EXPLORATION STAGE COMPANY)

Notes to Financial Statements

December 31, 2007 and 2006

3.	Summary of Significant Accounting Policies (cont'd)
k)	Recent Accounting Pronouncements (cont'd)

In April 2007, the FASB issued a FASB Statement Potion ("FSP") on FASB Interpretation ("FIN") 39-1 ("FIN No. 39-1") which modifies FIN No. 39, “Offsetting of Amounts relating to Certain Contracts” (“FIN No. 39”). FIN 39-1 addresses whether a reporting entity that is party to a master netting arrangement can offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments that have been offset under the same master netting arrangement in accordance with FIN No. 39. Upon adoption of this FASB Staff Position (“FSP”), a reporting entity shall be permitted to change its accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. The guidance in this FSP is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the potential impact of implementing this standard.

In December 2007, FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141(R)"). This statement replaces SFAS No. 141, "Business Combinations" and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS No. 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS No. 141(R)). In addition, SFAS No. 141(R)'s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS No. 141(R) amends SFAS No. 109, "Accounting for Income Taxes", to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS No. 142, "Goodwill and Other Intangible Assets", to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS No. 141(R) could have on its financial statements.

- F11 -

ORO VOLCANICO CORP.

(AN EXPLORATION STAGE COMPANY)

Notes to Financial Statements

December 31, 2007 and 2006

3.	Summary of Significant Accounting Policies (cont'd)
k)	Recent Accounting Pronouncements (cont'd)

In February 2008, FASB issued FSP SFAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP SFAS No. 157-1”). FSP SFAS No. 157-1 amends SFAS No. 157 to exclude FASB Statement No. 13, "Accounting for Leases", and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under FASB Statement No. 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141, “Business Combinations”, or FASB Statement No. 141 (revised 2007), "Business Combinations", regardless of whether those assets and liabilities are related to leases. FSP SFAS No. 157-1 is effective upon the initial adoption of SFAS No. 157.

In February 2008, FASB issued FSP SFAS No. 157-2, “Effective date of FASB Statement No. 157” (“FSP SFAS No. 157-2”). FSP SFAS No. 157-2 delays the effective date of SFAS No. 157, “Fair Value Measurement” to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.

In March 2008, FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS No. 161"). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS No. 161 could have on its financial statements.

- F12 -

ORO VOLCANICO CORP.

(AN EXPLORATION STAGE COMPANY)

Notes to Financial Statements

December 31, 2007 and 2006

4.	Financial Instruments

Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from the financial instruments. The fair value of the financial instruments approximates their carrying values, unless otherwise noted.

Currency Risk

The Company realizes a portion of its expenses in foreign currencies, consequently, some assets, liabilities, and expenses are exposed to foreign exchange fluctuations. The following assets, liabilities, and expenses originate in Canadian dollars and are subject to fluctuations:

Assets	$24,398
Current liabilities	$46,420
Expenses	$64,375
5.	Mineral Rights

On November 29, 2006, the Company entered into an agreement to acquire an 80% interest in sixteen mineral claims located in Dalet Township in the northwestern part of the province of Quebec, Canada, from a company under common control. The interest in mineral rights includes the following:

	2007	2006

Original acquisition costs by issuance of common shares per note 7	$20,240	$17,162
Miscellaneous acquisition costs	3,348	3,242

	$23,588	$20,404

- F13 -

ORO VOLCANICO CORP.

(AN EXPLORATION STAGE COMPANY)

Notes to Financial Statements

December 31, 2007 and 2006

6.	Loans from Related Parties

	2007	2006

Les Services Financiers Francis Mailhot Inc.- 100%	$8,602	$2,133
owned by the chief executive officer and major
shareholder of the Company
6541950 Canada Inc. - 50% owned by the chief executive	10,930	9,460
officer and major shareholder, and 50% owned by a
director and minority shareholder of the Company
Francis Mailhot - chief executive officer and major	3,229	-
shareholder
	$22,761	$11,593

The loan from Les Services Financiers Francis Mailhot Inc. is non-interest bearing, unsecured, and due on demand.

The loan from 6541950 Canada Inc. is non-interest bearing, unsecured, and due on demand.

The loan from Francis Mailhot is non-interest bearing, unsecured, and due on demand.

7.	Capital Stock

During 2006, the Company issued 5,016,320 common shares for proceeds of $59,716.

In December 2006, 100,000 common shares valued at $10, were issued as part of the acquisition of mineral rights as described in note 5.

- F14 -

ORO VOLCANICO CORP.

(AN EXPLORATION STAGE COMPANY)

Notes to Financial Statements

December 31, 2007 and 2006

8.	Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109. SFAS No. 109 prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates. The effects of future changes in tax laws or rates are not anticipated.

Under SFAS No. 109 income taxes are recognized for the following: a) amount of tax payable for the current year, and b) deferred tax liabilities and assets for future tax consequences of events that have been recognized differently in the financial statements than for tax purposes.

The current provision for income taxes have been computed as follows:

	2007	2006

Expected income tax expense at the statutory rate - 31%	$19,970	$6,500
(2006 - 31%)
Valuation allowance	(19,970)	(6,500)

Current provision for income taxes	$-	$-

The Company has tax losses available to be applied against future years' taxable income. Due to the losses incurred in the current year and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carryforward and will not be realized through the reduction of future income tax payments. Accordingly a 100% valuation allowance has been recorded for the current income taxes and the deferred income tax assets.

The Company has deferred income tax assets as follows:

Net operating loss carryforwards	$26,470
Valuation allowance for deferred income tax assets	(26,470)

$-

As of December 31, 2007, the Company had $81,748 of Federal and state net operating loss carryforwards available to offset future taxable income. The Company has the following losses which expire in 20 years from the date the loss was incurred:

2026	$20,970
2027	$60,778

- F15 -

ORO VOLCANICO CORP.

(AN EXPLORATION STAGE COMPANY)

Notes to Financial Statements

December 31, 2007 and 2006

9.	Contingencies

The Company’s operations are governed by governmental laws and regulations regarding environmental protection. Environmental consequences are difficult to identify, in terms of level, impact or when they might occur. At the present time, and to the best knowledge of its management, the Company is in conformity with the laws and regulations in effect.

- F16 -