Form 10-Q
period 2008-03-31
Oro Volcanico Corp.
filed 2008-06-18
CIK 1413760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

Commission file number 333-146407

ORO VOLCANICO CORP.

(Exact name of small business issuer as specified in its charter)

Delaware	98-0494816
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1 Place Ville Marie -Suite 2821 Montreal, Quebec H3B 4R4, Canada (Address of principal executive offices)

(514) 286-1999
(Issuer's telephone number)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,116,320 shares of Common Stock, as of June 17, 2008.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)

Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☒   No  ☐

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Information

ORO VOLCANICO CORP.

(AN EXPLORATION STAGE COMPANY)

INTERIM FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

CONTENTS
Interim Balance Sheets	1
Interim Statements of Operations and Comprehensive Loss	2
Interim Statements of Stockholders' Deficit	3
Interim Statements of Cash Flows	4
Notes to Interim Financial Statements	5-17

ORO VOLCANICO CORP.

(AN EXPLORATION STAGE COMPANY)

Interim Balance Sheets

As of March 31, 2008 and December 31, 2007

(Unaudited)

	March 31,	December 31,
	2,008	2,007
		(Audited)
ASSETS
Current Assets
Cash	$5	$37
Prepaid expense	299	773

Total Current Assets	304	810
Mineral Rights (note 6)	23,588	23,588

Total Assets	$23,892	$24,398

LIABILITIES
Current Liabilities
Accrued liabilities	$17,836	$23,659
Loans from related parties (note 7)	31,965	22,761

Total Liabilities	49,801	46,420

Contingencies (note 10)
STOCKHOLDERS' DEFICIT
Capital Stock (note 8)
Authorized
10,000,000 preferred shares, par value $0.0001 per share
50,000,000 common shares, par value $0.0001 per share

Issued and outstanding
5,116,320 common shares	512	512
Additional Paid-in Capital	59,214	59,214
Accumulated Other Comprehensive Income	5,678	3,638
Deficit Accumulated During the Exploration Stage	(91,313)	(85,386)

Total Stockholders' Deficit	(25,909)	(22,022)

Total Liabilities and Stockholders' Deficit	$23,892	$24,398

(The accompanied notes are an integral part of these unaudited interim financial statements.)

ORO VOLCANICO CORP.

(AN EXPLORATION STAGE COMPANY)

Interim Statements of Operations and Comprehensive Loss

Three Months Ended March 31, 2008 and 2007, and the Period from Date of Inception (May 9, 2006) Through March 31, 2008

(Unaudited)

			Period from
			Date of
			Inception
	Three Months	Three Months	(May 9, 2006)
	Ended	Ended	Through
	March 31,	March 31,	March 31,
	2008	2007	2008
Revenues	$-	$-	$-

Expenses
Professional fees	5,843	8,025	89,781
Bank charges	84	226	700
Office and general	-	-	500
Taxes and dues	-	291	291

Total Expenses	5,927	8,542	91,272

Loss from Operations	(5,927)	(8,542)	(91,272)
Other
Foreign exchange loss	-	(213)	(41)

Loss Before Income Taxes	(5,927)	(8,755)	(91,313)
Provision for income taxes(note 9)	-	-	-

Net Loss	(5,927)	(8,755)	(91,313)
Foreign currency translation adjustment	2,040	-	5,678

Comprehensive Loss	$(3,887)	$(8,755)	$(85,635)

Basic and Diluted Loss per Share	$0.00	$0.00

Basic and Diluted Weighted Average
Number of Shares Outstanding During
the period	5,116,320	5,116,320

(The accompanied notes are an integral part of these unaudited interim financial statements.)

ORO VOLCANICO CORP.

(AN EXPLORATION STAGE COMPANY)

Interim Statements of Stockholders' Deficit

Three Months Ended March 31, 2008 and 2007, and the Period from Date of

Inception (May 9, 2006) Through March 31, 2008

(Unaudited)

				Deficit
				Accumulated	Accumulated	Total
			Additional	Other	During the	Stockholders'
	Number of	Capital	Paid-in	Comprehensive	Exploration	(Deficit)
	Shares	Stock	Capital	Income	Stage	Equity

Balance, May 9, 2066	-	$-	$-	$-	$-	$-
Common shares issued for
cash (note 8)	5,016,320	502	59,214	-	-	59,716
Common shares issued for mineral
rights (notes 6 and 8)	100,000	10	-	-	-	10
Net loss for the period	-	-	-	-	(20,970)	(20,970)

Balance, December 31, 2006	5,116,320	512	59,214	-	(20,970)	38,756
Foreign currency translation
adjustment	-	-	-	3,638	-	3,638
Net loss for the year	-	-	-	-	(64,416)	(64,416)

Balance, December 31, 2007	5,116,320	512	59,214	3,638	(85,386)	(22,022)
Foreign currency translation
adjustment	-	-	-	2,040		2,040
Net loss for the period	-	-	-	-	(5,927)	(5,927)

Balance, March 31, 2008	5,116,320	$512	$59,214	$5,678	$(91,313)	$(25,909)

(The accompanied notes are an integral part of these unaudited interim financial statements.)

ORO VOLCANICO CORP.

(AN EXPLORATION STAGE COMPANY)

Interim Statements of Cash Flows Statements

Three Months Ended March 31, 2008 and 2007, and the Period from Date of Inception (May 9, 2006) Through December 31, 2007

(Unaudited)

			Period from
			Date of
			Inception
	Three Months	Three Months	(May 9, 2006)
	Ended	Ended	Through
	March 31,	March 31,	March 31,
	2008	2007	2008
Cash Flows from Operating Activities
Net loss	$(5,927)	$(8,755)	$(91,313)
Changes in working capital:
Prepaid expense	455	(1,280)	455
Accrued liabilities	(5,072)	(5,339)	18,587

Net Cash Used in Operating Activities	(10,544)	(15,374)	(72,271)

Cash Flows from Investing Activities
Acquisition of mineral rights	-	(310)	(20,710)

Net Cash Used in Investing Activities	-	(310)	(20,710)

Cash Flows from Financing Activities
Stock issuance for cash	-	-	59,716
Loans from related parties	10,512	-	33,270

Net Cash Provided by Financing Activities	10,512	-	92,986

Net (Decrease) Increase in Cash	(32)	(15,684)	5
Cash - Beginning of Period	37	48,007	-

Cash - End of Period	$5	$32,323	$5

Supplementary Information
Interest	$-	$-	$-

Income taxes	$-	$-	$-

In December 2006, 100,000 common shares were issued for mineral rights at the value of $10.

(The accompanied notes are an integral part of these unaudited interim financial statements.)

ORO VOLCANICO CORP.

(AN EXPLORATION STAGE COMPANY)

Notes to Interim Financial Statements

March 31, 2008 and 2007

(Unaudited)

1.	Nature of Business and Exploration Activities

Oro Volcanico Corp., ("the Company"), incorporated in the state of Delaware on May 9, 2006, is an exploration stage company operating in Canada. The Company's principal business is the acquisition and exploration of mining properties. On November 29, 2006, the Company entered into an agreement to acquire an 80% interest in sixteen mineral claims located in Dalet Township in the northwestern part of the province of Quebec, Canada, from a company under common control. The interest was purchased for approximately $20,240 ($20,000 Canadian) plus issuance of 100,000 common shares by the Company valued at $10 as described in notes 6 and 8. The Company has not presently determined whether its mineral rights contain mineral reserves that are economically recoverable. The exploration and development of mineral deposits involves significant financial risks. The success of the Company will be influenced by a number of factors, including exploration and extraction risks, regulatory issues, environmental regulations and other matters.

The exploration program will be oriented towards probing the conductive zones by ground geophysics followed by diamond drilling. The total budget for the exploration program is approximately $26,858. The result of the program will then be evaluated to plan the investigation by drilling.

2.	Going Concern

These unaudited interim financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has not paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependant upon the continued financial support from the shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations from its mineral rights. Management is planning to obtain equity financing to continue operations. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure financing when needed or obtain such terms satisfactory to the Company, if at all. As of March 31, 2008, the Company has an accumulated deficit during the exploration stage of $91,313. These and other factors raise substantial doubt regarding the Company's ability to continue as a going concern.

These unaudited interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

ORO VOLCANICO CORP.

(AN EXPLORATION STAGE COMPANY)

Notes to Interim Financial Statements

March 31, 2008 and 2007

(Unaudited)

3.	Summary of Significant Accounting Policies

The accounting policies of the Company are in accordance with generally accepted accounting principles of the United States of America, and their basis of application is consistent with that of the previous year. Outlined below are those policies considered particularly significant:

a)	Use of Estimates

Preparation of the unaudited financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes to financial statements. These estimates are based on management's best knowledge of current events and actions the Company may undertake in the future. Actual results may ultimately differ from estimates, although management does not believe such changes will materially affect the financial statements in any individual period.

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

ORO VOLCANICO CORP.

(AN EXPLORATION STAGE COMPANY)

Notes to Interim Financial Statements

March 31, 2008 and 2007

(Unaudited)

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

g)	Comprehensive Income (Loss)

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

ORO VOLCANICO CORP.

(AN EXPLORATION STAGE COMPANY)

Notes to Interim Financial Statements

March 31, 2008 and 2007

(Unaudited)

3.	Summary of Significant Accounting Policies (cont'd)
h)	Impairment of Long-lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. Recoverability is assessed based on the carrying amount of a long-lived asset compared to the sum of the future undiscounted cash flows expected to result from the use and the eventual disposal of the asset. An impairment loss is recognized when the carrying amount is not recoverable (exceeds the total undiscounted cash flows expected from its use and disposition) and exceeds fair value. For the periods ended March 31, 2008 and December 31, 2007, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

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

ORO VOLCANICO CORP.

(AN EXPLORATION STAGE COMPANY)

Notes to Interim Financial Statements

March 31, 2008 and 2007

(Unaudited)

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

In September 2006, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS No. 157 indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS No. 157 defines fair value based upon an exit price model. In February 2008, the FASB issued FASB Staff Positions (FSP) SFAS No. 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions," and FSP SFAS No. 157-2, "Effective Date of FASB Statement No. 157." FSP SFAS 157-1 removes leasing transactions from the scope of SFAS 157, while SFAS No. 157-2 defers the effective date of SFAS 157 to the fiscal year beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. It does not defer recognition and disclosure requirements for financial assets and financial liabilities, or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. Effective January 1, 2008, the Company adopted SFAS 157, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. The adoption of SFAS 157 did not impact the Company's financial position or results of operations.

In September 2006, FASB issued Statement of Financial Accounting Standards ("SFAS") No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)” ("SFAS No. 158") . The Company has adopted SFAS No. 158 except for the requirement to measure plan assets and benefit obligations as of the date of the Company's fiscal year-end statement of financial position which is effective to fiscal years beginning after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS No. 158 could have on its financial statements.

ORO VOLCANICO CORP.

(AN EXPLORATION STAGE COMPANY)

Notes to Interim Financial Statements

March 31, 2008 and 2007

(Unaudited)

3.	Summary of Significant Accounting Policies (cont'd)
k)	Recent Accounting Pronouncements (cont'd)

In December 2007, FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141(R)"). This statement replaces SFAS No. 141, "Business Combinations" and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS No. 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS No. 141(R)). In addition, SFAS No. 141(R)'s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS No. 141(R) amends SFAS No. 109, "Accounting for Income Taxes", to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, "Goodwill and Other Intangible Assets", to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS No. 141(R) could have on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—amendment of Accounting Research Bulletin No. 51” (“SFAS 160”) SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS 160 could have on its financial statements.

ORO VOLCANICO CORP.

(AN EXPLORATION STAGE COMPANY)

Notes to Interim Financial Statements

March 31, 2008 and 2007

(Unaudited)

3.	Summary of Significant Accounting Policies (cont'd)
k)	Recent Accounting Pronouncements (cont'd)

In February 2008, FASB issued FASB Staff Position (“FSP”) on SFAS No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP SFAS 140-3”). The objective of this FSP is to provide guidance on accounting for a transfer of a financial asset and a repurchase financing. This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” ("SFAS 140"). However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS No. 140. FSP SFAS 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within these fiscal years. Earlier application is not permitted. The Company is currently reviewing the effect, if any; the proposed guidance will have on its financial statements.

In March, 2008, FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—amendment of FASB Statement No. 133" ("SFAS No. 161"). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Earlier application is encouraged. The Company is currently reviewing the effect, if any; the proposed guidance will have on its financial statements.

In April 2008, FASB issued FASB Staff Position SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS No. 142-3”). FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognizable intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The intent of FSP SFAS No. 142-3 is to improve the consistency between the useful life of a recognizable intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), “Business Combinations” and other U.S. generally accepted accounting principles. FSP SFAS No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not anticipate that the adoption of FSP SFAS No. 142-3 will have an impact on its financial position or results of operations.

ORO VOLCANICO CORP.

(AN EXPLORATION STAGE COMPANY)

Notes to Interim Financial Statements

March 31, 2008 and 2007

(Unaudited)

3.	Summary of Significant Accounting Policies (cont'd)
k)	Recent Accounting Pronouncements (cont'd)

In May, 2008, FASB issued FSP Accounting Principles Board ("APB") 141-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("APB 141-1"). APB 141-1 clarifies convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, APB 141-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The Company is currently reviewing the effect, if any; the proposed guidance will have on its financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). SFAS No. 162 defines the order in which accounting principles that are generally accepted should be followed. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". The Company does not expect the adoption of SFAS No. 162 to have a material impact on its financial statements.

In May, 2008, FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60" ("SFAS 163"). SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect the proposed guidance will have an impact on its financial statements.

ORO VOLCANICO CORP.

(AN EXPLORATION STAGE COMPANY)

Notes to Interim Financial Statements

March 31, 2008 and 2007

(Unaudited)

4.	Financial Instruments

Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risk arising from the financial instruments. The fair value of the financial instruments approximates their carrying values, unless otherwise noted.

Currency Risk

The Company realizes a portion of its expenses in foreign currencies, consequently, some assets, liabilities, and expenses are exposed to foreign exchange fluctuations. The following assets, liabilities, and expenses originate in Canadian dollars and are subject to fluctuations:

Current assets	$23,593
Current liabilities	$39,998
Expenses	$5,927
5.	Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS 157, except as it applies to the nonfinancial assets and nonfinancial liabilities subject to FSP SFAS 157-2. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1	- Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2	- Include other inputs that are directly or indirectly observable in the marketplace.
Level 3	- Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Cash (level 1), prepaid expense (level 2), accrued liabilities (level 2) and loans from related parties (level 2) are reflected in the balance sheet at carrying value, which approximates fair value due to the short-term nature of these instruments.

ORO VOLCANICO CORP.

(AN EXPLORATION STAGE COMPANY)

Notes to Interim Financial Statements

March 31, 2008 and 2007

(Unaudited)

6.	Mineral Rights

On November 29, 2006, the Company entered into an agreement to acquire an 80% interest in sixteen mineral claims located in Dalet Township in the northwestern part of the province of Quebec, Canada, from a company under common control. The interest in mineral rights includes the following:

	March 31,	December 31,
	2008	2007
		(Audited)
Original acquisition costs by issuance of common	$20,240	$20,240
shares per note 8	3,348	3,348
Miscellaneous acquisition costs
	$23,588	$23,588
7.	Loans from Related Parties

	March 31,	December 31,
	2008	2007
		(Audited)
Les Services Financiers Francis Mailhot Inc. 100%
owned by the chief executive officer and major
shareholder of the Company	$18,521	$8,602
6541950 Canada Inc. - 50% owned by the chief executive
officer and major shareholder, and 50% owned by a
director and minority shareholder of the Company	10,521	10,930
Francis Mailhot - chief executive officer and major
shareholder	2,923	3,229

	$31,965	$22,761

The loan from Les Services Financiers Francis Mailhot Inc. is non-interest bearing, unsecured, and due on demand.

The loan from 6541950 Canada Inc. is non-interest bearing, unsecured, and due on demand.

The loan from Francis Mailhot is non-interest bearing, unsecured, and due on demand.

ORO VOLCANICO CORP.

(AN EXPLORATION STAGE COMPANY)

Notes to Interim Financial Statements

March 31, 2008 and 2007

(Unaudited)

8.	Capital Stock

During 2006, the Company issued 5,016,320 common shares for proceeds of $59,716.

In December 2006, 100,000 common shares valued at $10, were issued as part of the acquisition of mineral rights as described in note 6.

9.	Income Taxes

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

Under SFAS No. 109 income taxes are recognized for the following: a) amount of tax payable for the current period, and b) deferred tax liabilities and assets for future tax consequences of events that have been recognized differently in the financial statements than for tax purposes.

The current provision for income taxes have been computed as follows:

March 31,
2008
Expected income tax expense at the statutory rate - 31%
(December 31, 2007 - 31%)	$1,837
Valuation allowance	(1,837)

Current provision for income taxes	$-

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

ORO VOLCANICO CORP.

(AN EXPLORATION STAGE COMPANY)

Notes to Interim Financial Statements

March 31, 2008 and 2007

(Unaudited)

9.	Income Taxes (cont'd)

The Company has deferred income tax assets as follows:

March 31,
2008
Expected income tax expense at the statutory rate - 31%
(December 31, 2007 - 31%)	$1,837
Valuation allowance	(1,837)

Current provision for income taxes	$-

As of March 31, 2008, the Company had $91,313 of Federal and state net operating loss carryforwards available to offset future taxable income. The Company has the following losses which expire in 20 years from the date the loss was incurred:

2026	$20,970
2027	$64,416
2028	$5,927
10.	Contingencies

The Company’s operations are governed by governmental laws and regulations regarding environmental protection. Environmental consequences are difficult to identify, in terms of level, impact or when they might occur. At the present time, and to the best knowledge of its management, the Company is in conformity with the laws and regulations in effect.

ITEM 2 MANAGEEMENT’S DISCUSSION AND ANALYSIS OR PLAN

OF OPERATION

Management’s Discussion and Analysis contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of various factors.

OVERVIEW

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

We have sufficient resources to pay for the operating expenses that we expect to incur in connection with our proposed exploration program over the next twelve months. As of December 31. 2007 we had approximately $5 in cash. We estimate that we will incur approximately $31,100 in expenses in carrying out our proposed exploration program over the next twelve months. With respect to Dalet I, such expenses will amount to approximately $25,100 and will consist of the following: $6,800 for line cutting over the zone of airborne anomalies; $12,000.00 for geophysical survey – induced polarization; $1,800 in fees payable to consultants; $2,000 in travel expenses and lodging; and $2,500 for contingencies. With respect to Dalet II, such expenses will amount to approximately $6,000 and will consist of the following: $4,000 for location of the grid and flagging of the survey stations; and $2,000 for travel and lodging. To the extent our cash resources are not adequate for the next twelve months of operations, our principal shareholder, Les Services Financiers Francis Mailhot Inc., has committed to arrange for a loan, advance or investment of up to $50,000 by itself or others to fund our operations. As of June 15, 2008, Mr. Mailhot and entities controlled by him had advanced the Company an aggregate of approximately $32,000 on an interest free basis. We will require additional financing to develop the Dalet Properties.

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

INFLATION

If we become operational, inflation can be expected to have an impact on our operating costs. A prolonged period of inflation could cause a general economic downturn and negatively impact our results.

SEASONALITY

If we become operational, we do not believe that our business will be seasonal to any material degree except that operations may be more difficult in extreme whether during winter months.

Recent Accounting Pronouncements

In June 2003, the Securities and Exchange Commission adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002. Commencing with our annual report for the year ended October 31, 2008, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement.

▪

of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;

▪

of management’s assessment of the effectiveness of our internal control over financial reporting as of year end;

▪

of the framework used by management to evaluate the effectiveness of our internal control over financial reporting; and

▪

that our independent accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting, which report is also required to be filed

Critical Accounting Policies

The preparation of financial statements and related notes requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

Off Balance Sheet Transactions

We have not engaged in off-balance sheet arrangements described in Regulation S-K Section 303.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

We do not own the type of market risk sensitive instruments described in Regulation S-K Section 305.

ITEMS 4 AND 4T. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (one person, our President), as appropriate, to allow timely decisions regarding required disclosures.

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

.
PART II

OTHER INFORMATION

Item 1	Legal Proceedings	None
Item 1A
Risk Factors: Reference is made to our the section entitled “Risk Factors” in our Registration Statement on Form SB-2 number 333-146407 which was ordered effective on October 12, 2007.

Item 2	Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3	Defaults Upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Shareholders

None

Item 5	Other Information

None

Item 6	Exhibits

Exhibit Number	Description
31.1	Section 302 Certification Of Chief Executive Officer and Chief Financial Officer

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 – Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oro Volcanico Corp.

(Registrant)

June 18, 2008

Montreal, Quebec

By: /s/ Francis Mailhot
Francis Mailhot, Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)