Form 10-Q
period 2008-06-30
Oro Volcanico Corp.
filed 2008-08-14
CIK 1413760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,116,320 shares of Common Stock, as of August 13, 2008.

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Information

ORO VOLCANICO CORP.

(AN EXPLORATION STAGE COMPANY)

INTERIM FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

CONTENTS
Interim Balance Sheets	F1
Interim Statements of Operations and Comprehensive Loss	F2-F3
Interim Statements of Stockholders' Deficit	F4
Interim Statements of Cash Flows	F5
Notes to Interim Financial Statements	F6-F17

ORO VOLCANICO CORP.

(AN EXPLORATION STAGE COMPANY)

Interim Balance Sheets

As of June 30, 2008 and December 31, 2007

(Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
Current Assets
Cash	$2	$37
Prepaid expense	-	773

Total Current Assets	2	810
Mineral Rights (note 6)	23,588	23,588

Total Assets	$23,590	$24,398

LIABILITIES
Current Liabilities
Accrued liabilities	$9,899	$23,659
Loans from related parties (note 7)	51,135	22,761

Total Liabilities	61,034	46,420

Contingencies (note 10)
STOCKHOLDERS' DEFICIT
Capital Stock (note 8)
Authorized
10,000,000 preferred shares, par value $0.0001 per share
50,000,000 common shares, par value $0.0001 per share
Issued and outstanding
5,116,320 common shares	512	512
Additional Paid-in Capital	59,214	59,214
Accumulated Other Comprehensive Income	5,294	3,638
Deficit Accumulated During the Exploration Stage	(102,464)	(85,386)

Total Stockholders’ Deficit	(37,444)	(22,022)

Total Liabilities and Stockholders’ Deficit	$23,590	$24,398

F1

ORO VOLCANICO CORP.

(AN EXPLORATION STAGE COMPANY)

Interim Statements of Operations and Comprehensive Loss

Three Months and Six Months Ended June 30, 2008 and 2007, and the Period from Date of Inception (May 9, 2006) Through June 30, 2008

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2008	2007
Revenues	$-	$-

Expenses
Professional fees	11,066	6,138
Bank charges	85	77

Total Expenses	11,151	6,215

Loss from Operations	(11,151)	(6,215)
Loss Before Income Taxes	(11,151)	(6,215)
Provision for income taxes (note 9)	-	-

Net Loss	(11,151)	(6,125)
Foreign currency translation adjustment	(384)	-

Comprehensive Loss	$(11,535)	$(6,215)

Basic and Diluted Loss per Share	(0.00)	(0.00)

Basic and Diluted Weighted Average
Number of Shares Outstanding During
the Period	5,116,320	5,116,320

F2

ORO VOLCANICO CORP.

(AN EXPLORATION STAGE COMPANY)

Interim Statements of Operations and Comprehensive Loss (cont'd)

Three Months and Six Months Ended June 30, 2008 and 2007, and the Period from Date of Inception (May 9, 2006) Through June 30, 2008

(Unaudited)

			Date of
			Inception
	Six Months	Six Months	(May 9, 2006)
	Ended	Ended	Through
	June 30,	June 30,	June 30,
	2008	2007	2008
Revenues	$-	$-	$-

Expenses
Professional fees	16,909	14,163	100,847
Bank charges	169	303	785
Office and general	-	-	500
Taxes and dues	-	291	291

Total Expenses	17,078	14,757	102,423

Loss from Operations	(17,078)	(14,757)	(102,423)
Other
Foreign exchange loss	-	(213)	(41)

Loss Before Income Taxes	(17,078)	(14,970)	(102,464)
Provision for income taxes (note 9)	-	-	-

Net Loss	(17,078)	(14,970)	(102,464)
Foreign currency translation adjustment	1,656	-	5,294

Comprehensive Loss	$(15,422)	$(14,970)	$(97,170)

Basic and Diluted Loss per Share	$(0.00)	$(0.00)

Basic and Diluted Weighted Average
Number of Shares Outstanding During
the Period	5,116,320	5,116,320

F3

ORO VOLCANICO CORP.

(AN EXPLORATION STAGE COMPANY)

Interim Statements of Stockholders' Deficit

Six Months Ended June 30, 2008 and the Period from Date of Inception (May 9, 2006) Through June 30, 2008

(Unaudited)

				Deficit
				Accumulated	Accumulated	Total
			Additional	Other	During the	Stockholders'
	Number of	Capital	Paid-in	Comprehensive	Exploration	(Deficit)
	Shares	Stock	Capital	Income	Stage	Equity

Balance, May 9, 2006	-	$-	$-	$-	$-	$-
Common shares issued for cash (note 8)	5,016,320	502	59,214	-	-	59,716
Common shares issued for mineral rights (notes 6 and 8)	100,000	10	-	-	-	10
Net loss for the period	-	-	-	-	(20,970)	(20,970)

Balance, December 31, 2006	5,116,320	512	59,214	-	(20,970)	38,756
Foreign currency translation adjustment	-	-	-	3,638	-	3,638
Net loss for the year	-	-	-	-	(64,416)	(64,416)

Balance, December 31, 2007	5,116,320	512	59,214	3,638	(85,386)	(22,022)
Foreign currency translation adjustment	-	-	-	1,656		1,656
Net loss for the period	-	-	-	-	(17,078)	(17,078)

Balance, June 30, 2008	5,116,320	$512	$59,214	$5,294	$(102,464)	$(37,444)

F4

ORO VOLCANICO CORP.

(AN EXPLORATION STAGE COMPANY)

Interim Statements of Cash Flows Statements

Six Months Ended June 30, 2008 and 2007, and the Period from Date of Inception (May 9, 2006) Through June 30, 2008

(Unaudited)

			Period from
			Date of
			Inception
	Six Months	Six Months	(May 9, 2006)
	Ended	Ended	Through
	June 30,	June 30,	June 30,
	2008	2007	2008
Cash Flows from Operating Activities
Net loss	$(17,078)	$(14,970)	$(102,464)
Changes in working capital:
Prepaid expense	773	(1,280)	773
Accrued liabilities	(13,760)	799	10,782

Net Cash Used in Operating Activities	(30,065)	(15,451)	(90,909)

Cash Flows from Investing Activities
Acquisition of mineral rights	-	(310)	(20,710)

Net Cash Used in Investing Activities	-	(310)	(20,710)

Cash Flows from Financing Activities
Stock issuance for cash	-	-	59,716
Loans from related parties	30,030	-	51,905

Net Cash Provided by Financing Activities	30,030	-	111,621

Net (Decrease) Increase in Cash	(35)	(15,761)	2
Cash - Beginning of Period	37	48,007	-

Cash - End of Period	$2	$32,246	$2

Supplementary Information
Interest	$-	$-

Income taxes	$-	$-

Non‑monetary Transaction

In December 2006, 100,000 common shares were issued for mineral rights at a value of $10.

F5

ORO VOLCANICO CORP.

(AN EXPLORATION STAGE COMPANY)

Notes to Interim Financial Statements

June 30, 2008 and 2007

(Unaudited)

1.    Nature of Business and Exploration Activities

Oro Volcanico Corp., (the "Company"), incorporated in the state of Delaware on May 9, 2006, is an exploration stage company operating in Canada. The Company's principal business is the acquisition and exploration of mining properties.  On November 29, 2006, the Company entered into an agreement to acquire an 80% interest in sixteen mineral claims located in Dalet Township in the northwestern part of the province of Quebec, Canada, from a company under common control. The interest was purchased for approximately $20,240 ($20,000 Canadian) plus issuance of 100,000 common shares by the Company valued at $10 as described in notes 6 and 8. The Company has not presently determined whether its mineral rights contain mineral reserves that are economically recoverable. The exploration and development of mineral deposits involves significant financial risks. The success of the Company will be influenced by a number of factors, including exploration and extraction risks, regulatory issues, environmental regulations and other matters.

The exploration program will be oriented towards probing the conductive zones by ground geophysics followed by diamond drilling. The total budget for the exploration program is approximately $26,858. The result of the program will then be evaluated to plan the investigation by drilling.

2.    Going Concern

These unaudited interim financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has not paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future.  The continuation of the Company as a going concern is dependant upon the continued financial support from the stockholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations from its mineral rights. Management is planning to obtain equity financing to continue operations. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure financing when needed or obtain such terms satisfactory to the Company, if at all. As of June 30, 2008, the Company has an deficit accumulated during the exploration stage of $102,464 (December 31, 2007 ‑ $85,386). These and other factors raise substantial doubt regarding the Company's ability to continue as a going concern.

These unaudited interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

F6

ORO VOLCANICO CORP.

(AN EXPLORATION STAGE COMPANY)

Notes to Interim Financial Statements

June 30, 2008 and 2007

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

b)     Mineral Rights and Deferred Exploration Expenses

Costs related to the acquisition and exploration of mineral rights are recorded at cost and capitalized until the commencement of commercial production. If commercially profitable, mineral reserves are developed, capitalized costs of the related mineral rights are reclassified as mining assets and amortized according to the units of production method. If it is determined that capitalized acquisition, exploration and development costs are not recoverable over the estimated economic life of the reserves, or if the project is abandoned, then such costs are written down to their net realizable value. The Company’s management reviews the carrying values of assets on a regular basis to determine whether any write‑downs are necessary. The recoverability of amounts recorded for mineral rights and deferred exploration expenses depends on the discovery of economically recoverable reserves, confirmation of the Company’s interest in the mining claims, the ability of the Company to obtain the necessary financing to complete the development, and future profitable production or proceeds from the disposition thereof.

c)     Reporting Currency

The U.S. dollar has been used as the unit of measurement in these financial statements.

d)     Foreign Currency Translation

The functional currency of the Company's foreign entity is the local currency.  The translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using the exchange rates in effect at the balance sheet dates and for revenue and expense accounts using a weighted average exchange rate during the period.  The gains or losses resulting from the translation are included in Accumulated Other Comprehensive Income in the Statement of Stockholders’ (Deficit) Equity and are excluded from net loss.

F7

ORO VOLCANICO CORP.

(AN EXPLORATION STAGE COMPANY)

Notes to Interim Financial Statements

June 30, 2008 and 2007

(Unaudited)

3.    Summary of Significant Accounting Policies (cont'd)

e)     Share‑Based Payment

The Company has adopted the disclosure requirements of Statements of Financial Accounting Standards ("SFAS") No. 123R, "Share‑Based Payment" ("SFAS No. 123R") for stock options and similar equity instruments (collectively, "options") issued to employees. The Company applies the fair‑value based method of accounting as prescribed by SFAS No. 123R. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  For stock options, the fair value is determined using an option‑pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk‑free interest rate over the expected life of the option. SFAS No. 123R also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non‑employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

Value of options granted has been estimated using the Black‑Scholes option pricing model. The assumptions are evaluated annually and revised as necessary to reflect market conditions and additional experience.

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

F8

ORO VOLCANICO CORP.

(AN EXPLORATION STAGE COMPANY)

Notes to Interim Financial Statements

June 30, 2008 and 2007

(Unaudited)

3.    Summary of Significant Accounting Policies (cont'd)

h)     Impairment of Long‑lived Assets

The Company evaluates the recoverability of long‑lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable.   Recoverability is assessed based on the carrying amount of a long‑lived asset compared to the sum of the future undiscounted cash flows expected to result from the use and the eventual disposal of the asset. An impairment loss is recognized when  the carrying amount is not recoverable (exceeds the total undiscounted cash flows expected from its use and disposition) and exceeds fair value.  For the periods ended June 30, 2008 and December 31, 2007, no events or circumstances occurred for which an evaluation of the recoverability of long‑lived assets was required.

i)      Asset Retirement Obligations

For operating properties, costs associated with environmental remediation obligations are accrued in accordance with SFAS No. 143, ''Accounting for Asset Retirement Obligations'' (''SFAS No. 143''). SFAS No. 143 requires the Company to record a liability for the present value of the estimated environmental remediation costs, and the related asset created with it, in the period in which the liability is incurred. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made.

For non‑operating properties, costs associated with environmental remediation obligations are accrued when it is probable that such costs will be incurred and they can be reasonably estimated. Estimates for reclamation and other closure costs are prepared in accordance with SFAS No. 5 ''Accounting for Contingencies,'' or Statement of Position 96‑1 ''Environmental Remediation Liabilities.'' Accruals for estimated losses from environmental remediation obligations have historically been recognized no later than completion of the remedial feasibility study for each facility and are charged to provision for closed operations and environmental matters. Costs of future expenditures for environmental remediation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule. Such costs are based on management's current estimate of amounts to be incurred when the remediation work is performed, within current laws and regulations.

Future closure, reclamation and environmental‑related expenditures are difficult to estimate, in many circumstances, due to the early stage nature of investigations, and uncertainties associated with defining the nature and extent of environmental contamination and the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology. Management periodically reviews accrued liabilities for such reclamation and remediation costs as evidence becomes available indicating that the Company's liabilities have potentially changed.

F9

ORO VOLCANICO CORP.

(AN EXPLORATION STAGE COMPANY)

Notes to Interim Financial Statements

June 30, 2008 and 2007

(Unaudited)

3.    Summary of Significant Accounting Policies (cont'd)

j)      Loss per Share

The Company adopted SFAS No.128, "Earnings per Share" which requires disclosure on the financial statements of basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net loss by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each period.

k)     Recent Accounting Pronouncements

In September 2006, the  Financial Accounting Standards Board ("FASB") issued  FASB Staff Position ("FSP") SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS No. 157 indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS No. 157 defines fair value based upon an exit price model. In February 2008, the FASB issued FSP SFAS No. 157‑1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions," and FSP SFAS No. 157‑2, "Effective Date of FASB Statement No. 157." FSP SFAS 157‑1 removes leasing transactions from the scope of SFAS No. 157, while SFAS No. 157‑2 defers the effective date of SFAS No. 157 to the fiscal year beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. It does not defer recognition and disclosure requirements for financial assets and financial liabilities, or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. Effective January 1, 2008, the Company adopted SFAS No. 157, with the exception of the application of the statement to non‑recurring nonfinancial assets and nonfinancial liabilities. The adoption of SFAS No. 157 did not impact the Company's financial position or results of operations.

In September 2006, FASB  issued  SFAS No. 158, “Employers' Accounting for Defined Benefit  Pension and Other Postretirement Plans ‑ an amendment of FASB Statements No. 87, 88, 106, and 132(R)” ("SFAS No. 158") . The Company has adopted SFAS No. 158 except for the requirement to measure plan assets and benefit obligations as of the date of the Company's fiscal year‑end statement of financial position which is effective to fiscal years beginning after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS No. 158 could have on its financial statements.

F10

ORO VOLCANICO CORP.

(AN EXPLORATION STAGE COMPANY)

Notes to Interim Financial Statements

June 30, 2008 and 2007

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”) SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of SFAS No. 160 will have no impact on the Company's financial statements.

F11

ORO VOLCANICO CORP.

(AN EXPLORATION STAGE COMPANY)

Notes to Interim Financial Statements

June 30, 2008 and 2007

(Unaudited)

3.    Summary of Significant Accounting Policies (cont'd)

k)     Recent Accounting Pronouncements (cont'd)

In February 2008, FASB issued FSP on SFAS No. 140‑3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP SFAS 140‑3”).  The objective of this FSP is to provide guidance on accounting for a transfer of a financial asset and a repurchase financing.  This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” ("SFAS No. 140").  However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS No. 140.  FSP SFAS 140‑3 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within these fiscal years.  Earlier application is not permitted.  The Company is currently reviewing the effect, if any; the proposed guidance will have on its financial statements.

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

In April 2008, FASB issued FSP SFAS No. 142‑3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS No. 142‑3”).  FSP SFAS No. 142‑3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognizable intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).  The intent of FSP SFAS No. 142‑3 is to improve the consistency between the useful life of a recognizable intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), “Business Combinations” and other U.S. generally accepted accounting principles.  FSP SFAS No. 142‑3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited.  The Company does not anticipate that the adoption of FSP SFAS No. 142‑3 will have an impact on its financial position or results of operations.

F12

ORO VOLCANICO CORP.

(AN EXPLORATION STAGE COMPANY)

Notes to Interim Financial Statements

June 30, 2008 and 2007

(Unaudited)

3.    Summary of Significant Accounting Policies (cont'd)

k)     Recent Accounting Pronouncements (cont'd)

In May, 2008, FASB issued FSP Accounting Principles Board ("APB") 141‑1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("APB 141‑1").  APB 141‑1 clarifies convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, APB 141‑1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  Effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted.  The Company is currently reviewing the effect, if any; the proposed guidance will have on its financial statements.

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

In June 2008, FASB issued FSP EITF Issue 03‑6‑1, “Determining Whether Instruments Granted in Share‑Based Payment Transactions Are Participating Securities” (“FSP EITF 03‑6‑1”).  FSP EITF 03‑6‑1 addresses whether instruments granted in share‑based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two‑class method described in paragraphs 60 and 61 of SFAS No. 128, “Earnings per Share”. FSP EITF 03‑6‑1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  The Company is currently reviewing the effect, if any; the proposed guidance will have on its financial statements.

F13

ORO VOLCANICO CORP.

(AN EXPLORATION STAGE COMPANY)

Notes to Interim Financial Statements

June 30, 2008 and 2007

(Unaudited)

4.    Financial Instruments

Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risk arising from the financial instruments. The fair value of the financial instruments approximates their carrying values, unless otherwise noted.

Currency Risk

The Company realizes a portion of its expenses in foreign currencies, consequently, some assets, liabilities, and expenses are exposed to foreign exchange fluctuations. The following assets and liabilities originate in Canadian dollars and are subject to fluctuations:

Current assets                                  $        23,588

Current liabilities                               $        53,980

5.    Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, except as it applies to the nonfinancial assets and nonfinancial liabilities subject to FSP SFAS No. 157‑2.  SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market‑based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.  As a basis for considering such assumptions, SFAS No. 157 establishes a three‑tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1   ‑   Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2   ‑   Include other inputs that are directly or indirectly observable in the marketplace.

Level 3   ‑   Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Cash (level 1), prepaid expense, accrued liabilities and loans from related parties (level 2) are reflected in the balance sheet at carrying value, which approximates fair value due to the short‑term nature of these instruments.

F14

ORO VOLCANICO CORP.

(AN EXPLORATION STAGE COMPANY)

Notes to Interim Financial Statements

June 30, 2008 and 2007

(Unaudited)

6.    Mineral Rights

On November 29, 2006, the Company entered into an agreement to acquire an 80% interest in sixteen mineral claims located in Dalet Township in the northwestern part of the province of Quebec, Canada, from a company under common control. The interest in mineral rights includes the following:

	June 30,	December 31,
	2008	2007
Original acquisition costs	$20,240	$20,240
Miscellaneous acquisition costs	3,348	3,348

	$23,588	$23,588

7.    Loans from Related Parties

	June 30,	December 31,
	2008	2007
Les Services Financiers Francis Mailhot Inc.- 100%
owned by the chief executive officer and major
shareholder of the Company	$37,400	$8,602
6541950 Canada Inc. - 50% owned by the chief executive
officer and major shareholder, and 50% owned by a
director and minority shareholder of the Company	10,602	10,930
Francis Mailhot - chief executive officer and major
shareholder	3,133	3,229
	$51,135	$22,761

The loan from Les Services Financiers Francis Mailhot Inc. is non‑interest bearing, unsecured, and due on demand.

The loan from 6541950 Canada Inc. is non‑interest bearing, unsecured, and due on demand.

The loan from Francis Mailhot is non‑interest bearing, unsecured, and due on demand.

F15

ORO VOLCANICO CORP.

(AN EXPLORATION STAGE COMPANY)

Notes to Interim Financial Statements

June 30, 2008 and 2007

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

The current provision for income taxes have been computed as follows:

June 30,
2008
Expected income tax recovery at the statutory rate - 31%	$(5,294)
Valuation allowance	5,294

Current provision for income taxes	$-

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

F16

ORO VOLCANICO CORP.

(AN EXPLORATION STAGE COMPANY)

Notes to Interim Financial Statements

June 30, 2008 and 2007

(Unaudited)

9.    Income Taxes (cont’d)

The Company has deferred income tax assets as follows:

June 30,
2008
Net operating loss carryforwards	$31,764
Valuation allowance for deferred income tax assets	(31,764)

$-

As of June 30, 2008, the Company had $102,464 of Federal and state net operating loss carryforwards available to offset future taxable income.  The Company has the following losses which expire in 20 years from the date the losses were incurred:

2026                                                  $        20,970

2027                                                  $        64,416

2028                                                  $        17,078

10.  Contingencies

The Company’s operations are governed by governmental laws and regulations regarding environmental protection. Environmental consequences are difficult to identify, in terms of level, impact or when they might occur. At the present time, and to the best knowledge of its management, the Company is in conformity with the laws and regulations in effect.

F17

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

We have sufficient resources to pay for the operating expenses that we expect to incur in connection with our proposed exploration program over the next twelve months.  As of June 30. 2008 we had approximately $2 in cash.  We estimate that we will incur approximately $31,100 in expenses in carrying out our proposed exploration program over the next twelve months.  With respect to Dalet I, such expenses will amount to approximately $25,100 and will consist of the following: $6,800 for line cutting over the zone of airborne anomalies; $12,000.00 for geophysical survey – induced polarization; $1,800 in fees payable to consultants; $2,000 in travel expenses and lodging; and $2,500 for contingencies.  With respect to Dalet II, such expenses will amount to approximately $6,000 and will consist of the following: $4,000 for location of the grid and flagging of the survey stations; and $2,000 for travel and lodging.  To the extent our cash resources are not adequate for the next twelve months of operations, our principal shareholder, Les Services Financiers Francis Mailhot Inc., has committed to arrange for a loan, advance or investment of up to $50,000 by itself or others to fund our operations.  As of June 30, 2008, Mr. Mailhot and entities controlled by him had advanced the Company an aggregate of approximately $51,000 on an interest free basis.  We will require additional financing to develop the Dalet Properties.

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

Going Concern Consideration

Our independent auditors included an explanatory paragraph in their audit report on the December 31, 2007 financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

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

Recent Accounting Pronouncements

In June 2003, the Securities and Exchange Commission adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002. Commencing with our annual report for the year ended December 31, 2008, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

                We do not own the type of market risk sensitive instruments described in Regulation S-K Section 305

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

Oro Volcanico Corp.

(Registrant)

August 13, 2008

Montreal, Quebec

                                                           By: /s/ Francis Mailhot___________

                                                                    Francis Mailhot, Chief Executive Officer

                                                                   (Principal Executive, Financial and Accounting Officer)