Form 10-Q
period 2008-09-30
Oro Volcanico Corp.
filed 2008-11-14
CIK 1413760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Information

ORO VOLCANICO CORP.

(AN EXPLORATION STAGE COMPANY)

INTERIM FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(UNAUDITED)

CONTENTS

Interim Balance Sheets	1
Interim Statements of Operations and Comprehensive Loss	2-3
Interim Statements of Stockholders' Deficit	4
Interim Statements of Cash Flows	5
Notes to Interim Financial Statements	6-17

ORO VOLCANICO CORP.

(AN EXPLORATION STAGE COMPANY)

Interim Balance Sheets

As of September 30, 2008 and December 31, 2007

(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Current Assets
Cash	$138	$37
Prepaid expense	-	773

Total Current Assets	138	810
Mineral Rights (note 6)	22,165	23,588

Total Assets	$22,303	$24,398

LIABILITIES
Current Liabilities
Accounts payable	$8,151	$-
Accrued liabilities	5,107	23,659
Loans from related parties (note 7)	53,464	22,761

Total Liabilities	66,722	46,420

Contingencies (note 10)
STOCKHOLDERS' DEFICIT
Capital Stock (note 8)
Authorized
10,000,000 preferred shares, par value $0.0001 per share
50,000,000 common shares, par value $0.0001 per share
Issued and outstanding
5116320 common shares	512	512
Additional Paid-in Capital	59,214	59,214
Accumulated Other Comprehensive Income	6,457	3,638
Deficit Accumulated During the Exploration Stage	(110,602)	(85,386)

Total Stockholders' Deficit	(44,419)	(22,022)

Total Liabilities and Stockholders' Deficit	$22,303	$24,398

(The accompanied notes are an integral part of these interim financial statements.)

ORO VOLCANICO CORP.

(AN EXPLORATION STAGE COMPANY)

Interim Statements of Operations and Comprehensive Loss

Three Months and Nine Months Ended September 30, 2008 and 2007, and the Period from Date of Inception (May 9, 2006) Through September 30, 2008

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	September 30,	September 30,
	2008	2007
Revenues	$-	$-

Expenses
Professional fees	8,054	11,434
Bank charges	84	111
Office and general	-	500

Total Expenses	19,289	12,045

Loss from Operations	(19,289)	(12,045)
Other
Foreign exchange gain	-	161

Loss Before Income Taxes	(19,289)	(11,884)
Provision for income taxes (note 9)	-	-

Net Loss	(19,289)	(11,884)
Foreign currency translation adjustment	1,163	(1,675)

Comprehensive Loss	$(18,126)	$(13,559)

Basic and Diluted Loss per Share	$(0.00)	$(0.00)

Basic and Diluted Weighted Average
Number of Shares Outstanding During
the Period	5,116,320	5,116,320

(The accompanied notes are an integral part of these interim financial statements.)

ORO VOLCANICO CORP.

(AN EXPLORATION STAGE COMPANY)

Interim Statements of Operations and Comprehensive Loss (cont'd)

Three Months and Nine Months Ended September 30, 2008 and 2007, and the Period from Date of Inception (May 9, 2006) Through September 30, 2008

(Unaudited)

			Period from
			Date of
			Inception
	Nine Months	Nine Months	(May 9, 2006)
	Ended	Ended	Through
	September 30,	September 30,	September 30,
	2008	2007	2008
Revenues	$-	$-	$-

Expenses
Professional fees	24,963	25,597	108,901
Bank charges	253	414	869
Office and general	-	500	500
Taxes and dues	-	291	291

Total Expenses	25,216	26,802	110,561

Loss from Operations	(25,216)	(26,802)	(110,561)
Other
Foreign exchange loss	-	(52)	(41)

Loss Before Income Taxes	(25,216)	(26,854)	(110,602)
Provision for income taxes (note 9)	-	-	-

Net Loss	(25,216)	(26,854)	(110,602)
Foreign currency translation adjustment	2,819	(1,675)	6,457

Comprehensive Loss	$(22,397)	$(28,529)	$(104,145)

Basic and Diluted Loss per Share	$(0.00)	$(0.00)

Basic and Diluted Weighted Average
Number of Shares Outstanding During
the Period	5,116,320	5,116,320

(The accompanied notes are an integral part of these interim financial statements.)

ORO VOLCANICO CORP.

(AN EXPLORATION STAGE COMPANY)

Interim Statements of Stockholders' Deficit

Nine Months Ended September 30, 2008 and the Period from Date of Inception

(May 9, 2006) Through September 30, 2008

(Unaudited)

					Deficit
				Accumulated	Accumulated	Total
			Additional	Other	During the	Stockholders'
	Number of	Capital	Paid-in	Comprehensive	Exploration	(Deficit)
	Shares	Stock	Capital	Income	Stage	Equity

Balance, May 9, 2006	-	$-	$-	$-	$-	$-
Common shares issued for cash
(note 8)	5,016,320	502	59,214	-	-	59,716
Common shares issued for
mineral rights (notes 6 and 8)	100,000	10	-	-	-	10
Net loss for the period	-	-	-	-	(20,970)	(20,970)

Balance, December 31, 2006	5,116,320	512	59,214	-	(20,970)	38,756
Foreign currency translation
adjustment	-	-	-	3,638	-	3,638
Net loss for the year	-	-	-	-	(64,416)	(64,416)

Balance, December 31, 2007	5,116,320	512	59,214	3,638	(85,386)	(22,022)
Foreign currency translation
adjustment	-	-	-	2,819		2,819
Net loss for the period	-	-	-	-	(25,216)	(25,216)

Balance, September 30, 2008	5,116,320	$512	$59,214	$6,457	$(110,602)	$(44,419)

(The accompanied notes are an integral part of these interim financial statements.)

ORO VOLCANICO CORP.

(AN EXPLORATION STAGE COMPANY)

Interim Statements of Cash Flows

Nine Months Ended September 30, 2008 and 2007, and the Period from Date of Inception (May 9, 2006) Through September 30, 2008

(Unaudited)

			Period from
			Date of
			Inception
	Nine Months	Nine Months	(May 9, 2006)
	Ended	Ended	Through
	September 30,	September 30,	September 30,
	2008	2007	2008
Cash Flows from Operating Activities
Net loss	$(25,216)	$(26,854)	$(110,602)
Changes in working capital:
Prepaid expense	773	(3,280)	773
Accounts payable	8,151	-	8,148
Accrued liabilities	(18,552)	(12,607)	5,107

Net Cash Used in Operating Activities	(34,844)	(42,741)	(96,574)

Cash Flows from Investing Activities
Acquisition of mineral rights	1,423	(310)	(19,287)

Net Cash Provided by (Used in) Investing Activities	1,423	(310)	(19,287)

Cash Flows from Financing Activities
Stock issuance for cash	-	-	59,716
Loans from related parties	30,703	2,999	53,464

Net Cash Provided by Financing Activities	30,703	2,999	113,180

Foreign Currency Translation Adjustment	2,819	-	2,819

Net Increase (Decrease) in Cash	101	(40,052)	138
Cash - Beginning of Period	37	48,007	-

Cash - End of Period	$138	$7,955	$138

Supplementary Information
Interest	$-	$-

Income taxes	$-	$-

Nonmonetary Transaction
In December 2006, 100,000 common shares were issued for mineral rights at a value of $10.

(The accompanied notes are an integral part of these interim financial statements.)

ORO VOLCANICO CORP.

(AN EXPLORATION STAGE COMPANY)

Notes to Interim Financial Statements

September 30, 2008 and 2007

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

2.    Going Concern

These unaudited interim financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has not paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future.  The continuation of the Company as a going concern is dependant upon the continued financial support from the stockholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations from its mineral rights. Management is planning to obtain equity financing to continue operations. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure financing when needed or obtain such terms satisfactory to the Company, if at all. As of September 30, 2008, the Company has an deficit accumulated during the exploration stage of $110,602 (December 31, 2007 ‑ $85,386). These and other factors raise substantial doubt regarding the Company's ability to continue as a going concern.

These unaudited interim financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

ORO VOLCANICO CORP.

(AN EXPLORATION STAGE COMPANY)

Notes to Interim Financial Statements

September 30, 2008 and 2007

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

September 30, 2008 and 2007

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

September 30, 2008 and 2007

(Unaudited)

3.    Summary of Significant Accounting Policies (cont'd)

h)     Impairment of Long‑lived Assets

The Company evaluates the recoverability of long‑lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable.   Recoverability is assessed based on the carrying amount of a long‑lived asset compared to the sum of the future undiscounted cash flows expected to result from the use and the eventual disposal of the asset. An impairment loss is recognized when  the carrying amount is not recoverable (exceeds the total undiscounted cash flows expected from its use and disposition) and exceeds fair value.  For the periods ended September 30, 2008 and December 31, 2007, no events or circumstances occurred for which an evaluation of the recoverability of long‑lived assets was required.

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

September 30, 2008 and 2007

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

September 30, 2008 and 2007

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

September 30, 2008 and 2007

(Unaudited)

3.    Summary of Significant Accounting Policies (cont'd)

k)     Recent Accounting Pronouncements (cont'd)

In May 2008, FASB issued FSP Accounting Principles Board ("APB") 141‑1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("APB 141‑1").  APB 141‑1 clarifies convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, APB 141‑1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  Effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted.  The Company is currently reviewing the effect, if any; the proposed guidance will have on its financial statements.

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

September 30, 2008 and 2007

(Unaudited)

3.    Summary of Significant Accounting Policies (cont'd)

k)     Recent Accounting Pronouncements (cont'd)

In September 2008, FASB issued FSP SFAS 133‑1 and FIN 45‑4, "Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161" (“FSP SFAS 133‑1 and FIN 45‑4”).  FSP SFAS 133‑1 and FIN 45‑4 amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. FSP SFAS 133‑1 and FIN 45‑4 also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. Further, FSP SFAS 133‑1 and FIN 45‑4 clarifies the Board’s intent about the effective date of FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. FSP SFAS 133‑1 and FIN 45‑4 is effective for reporting periods (annual or interim) ending after November 15, 2008. The adoption of FSP SFAS 133‑1 and FIN 45‑4 will have no impact on the Company’s financial statements.

In October 2008, FASB issued FSP SFAS 157‑3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active"” (“FSP SFAS 157‑3”).  FSP SFAS 157‑3 clarifies the application of FASB Statement No. 157, “Fair Value Measurements”, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP SFAS 157‑3 is effective upon issuance, including prior periods for which financial statements have not been issued.  The Company is currently reviewing the effect, if any; the proposed guidance will have on its financial statements.

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

Currency Risk

The Company realizes a portion of its expenses in foreign currencies, consequently, some assets, liabilities, and expenses are exposed to foreign exchange fluctuations. The following assets and liabilities originate in Canadian dollars and are subject to fluctuations:

Long‑term assets                                $        22,165

Current liabilities                                 $        60,226

ORO VOLCANICO CORP.

(AN EXPLORATION STAGE COMPANY)

Notes to Interim Financial Statements

September 30, 2008 and 2007

(Unaudited)

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

Cash (level 1), prepaid expense, accounts payable, accrued liabilities and loans from related parties (level 2) are reflected in the balance sheet at carrying value, which approximates fair value due to the short‑term nature of these instruments.

6.    Mineral Rights

On November 29, 2006, the Company entered into an agreement to acquire an 80% interest in twenty four mineral claims located in Dalet Township in the northwestern part of the province of Quebec, Canada, from a company under common control. The interest in mineral rights includes the following:

	September 30,	December 31,
	2008	2007
Original acquisition costs	$19,020	$20,240
Miscellaneous acquisition costs	3,145	3,348

	$22,165	$23,588

ORO VOLCANICO CORP.

(AN EXPLORATION STAGE COMPANY)

Notes to Interim Financial Statements

September 30, 2008 and 2007

(Unaudited)

7.    Loans from Related Parties

	September 30,	December 31,
	2008	2007
Les Services Financiers Francis Mailhot Inc. -
100% owned by the chief executive officer and
major shareholder of the Company	$40,316	$8,602
6541950 Canada Inc. - 50% owned by the chief executive
officer and major shareholder of the Company, and 50%
owned by a director and minority shareholder of
the Company	10,149	10,930
Francis Mailhot - chief executive officer and major
shareholder of the Company	2,999	3,229

	$53,464	$22,761

The loans are non‑interest bearing, unsecured, and due on demand.

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

ORO VOLCANICO CORP.

(AN EXPLORATION STAGE COMPANY)

Notes to Interim Financial Statements

September 30, 2008 and 2007

(Unaudited)

9.    Income Taxes (cont'd)

The current provision for income taxes have been computed as follows:

Expected income tax recovery at the statutory rate - 31%	$(7,817)
Valuation allowance	7,817

Current provision for income taxes	$-

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

The Company has deferred income tax assets as follows:

Net operating loss carryforwards	$34,287
Valuation allowance for deferred income tax assets	(34,287)

$-

As of September 30, 2008, the Company had $110,602 of Federal and state net operating loss carryforwards available to offset future taxable income.  The Company has the following losses which expire in 20 years from the date the losses were incurred:

2026                                                  $        20,970

2027                                                  $        64,416

2028                                                  $        25,216

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

We have sufficient resources to pay for the operating expenses that we expect to incur in connection with our proposed exploration program over the next twelve months.  As of September 30. 2008 we had approximately $138 in cash.  We estimate that we will incur approximately $31,100 in expenses in carrying out our proposed exploration program over the next twelve months.  With respect to Dalet I, such expenses will amount to approximately $25,100 and will consist of the following: $6,800 for line cutting over the zone of airborne anomalies; $12,000.00 for geophysical survey – induced polarization; $1,800 in fees payable to consultants; $2,000 in travel expenses and lodging; and $2,500 for contingencies.  With respect to Dalet II, such expenses will amount to approximately $6,000 and will consist of the following: $4,000 for location of the grid and flagging of the survey stations; and $2,000 for travel and lodging.  To the extent our cash resources are not adequate for the next twelve months of operations, our principal shareholder, Les Services Financiers Francis Mailhot Inc., has committed to arrange for a loan, advance or investment of up to $50,000 by itself or others to fund our operations.  As of September 30, 2008, Mr. Mailhot and entities controlled by him had advanced the Company an aggregate of approximately $XX<XXX on an interest free basis.  We will require additional financing to develop the Dalet Properties and will look to Mr. Mailhot who has no obligation to make further advances.

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

▪of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;

▪of management’s assessment of the effectiveness of our internal control over financial reporting as of year end;

▪of the framework used by management to evaluate the effectiveness of our internal control over financial reporting; and

▪that our independent accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting, which report is also required to be filed

Critical Accounting Policies

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

________________

(Registrant)

November 13, 2008

Montreal, Quebec

                                                           By: /s/ Francis Mailhot

                                                                    Francis Mailhot, Chief Executive Officer

                                                                   (Principal Executive, Financial and Accounting Officer)